Form 10KSB
period 2001-12-31
COLLEY CORP
filed 2002-02-12
CIK 1162093

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number: 0-33345

                               COLLEY CORPORATION
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                          75-2926440
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                               6608 Emerald Drive
                            Colleyville, Texas 76034
          (Address of Principal Executive Offices, including Zip Code)

                                 (817) 481-6522
                (Issuer's Telephone Number, Including Area Code)
                                 ---------------

         Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                                        Name of Each Exchange
-------------------                                         on which Registered
        N/A                                                 -------------------
                                                                    N/A


         Securities registered under Section 12 (g)of the Exchange Act:

                                 Title of Class
                          Common Stock, $.001 par value

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 2001 were $-0-. The issuer's common stock is eligible for trading on the OTC Bulletin Board; however trading has yet to commence and as such we are unable to determine the market value of common stock held by non-affiliates of the issuer as of February 1, 2002. As of February 1, 2002, there were 1,025,509 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
         No documents, other than certain exhibits, have been incorporated by reference into this report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS...............................................1
ITEM 2. PROPERTIES............................................................6
ITEM 3. LEGAL PROCEEDINGS.....................................................6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................6
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............6
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............6
ITEM 7. FINANCIAL STATEMENTS..................................................7
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................7

                                  PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................7
ITEM 10. EXECUTIVE COMPENSATION...............................................8
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......8
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................9
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................9

PART I

CAUTION REGARDING FORWARD-LOOKING INFORMATION

         This annual report contains certain forward-looking statements and information relating to Colley Corporation ("the Company") that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

ITEM 1.           DESCRIPTION OF BUSINESS

History

         Colley Corporation was originally incorporated as Super Shops, Inc. ("Super Shops"), an Arizona corporation. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops' Amended Joint Plan of Reorganization (the "Plan of Reorganization"). On October 13, 2000 and in accordance with the Plan of Reorganization, the prior management of Super Shops changed its state of incorporation from Arizona to Delaware by merging with and into AZ Acquisition Corp., a Delaware corporation. On September 30, 2001, Richard Goodner, the founder and sole stockholder of Colley Corporation, a privately held Delaware corporation ("Colley Private"), acquired 525,000 shares of our common stock (or approximately 51% of the outstanding shares) in exchange for 100% of the common stock of Colley Private which was merged into us. On October 11, 2001, AZ Acquisition Corp. changed its corporate name to Colley Corporation.

         Colley Private was incorporated on August 27, 2001 in the State of Delaware to engage in the sale and purchase of thoroughbred racing stock. On September 30, 2001, the prior management of AZ Acquisition Corp. entered into an Agreement and Plan of Merger (the "Merger") with Colley Private pursuant to which Richard Goodner, the sole stockholder of Colley Private, exchanged his equity ownership interest in that company for 525,000 shares (or approximately 51%) of our outstanding common stock. At the time of the Merger, AZ Acquisition Corp. had no operations and essentially no assets. Following the Merger, Richard Goodner, our only officer and director, replaced the former officers and directors of AZ Acquisition Corp.

         The Merger was entered into by AZ Acquisition Corp. in an effort to bring value to its common stock, which as of the date of the Merger had no tangible value. Under the terms of its Plan of Reorganization, AZ Acquisition Corp. was charged with completing a merger or acquisition transaction with an entity that either had current operations or a developed business plan. Management of AZ Acquisition elected to enter into the Merger with Colley Private after an assessment of available prospects. Management of AZ Acquisition Corp. believed that if Colley Private could successfully implement its business plan, its stockholders would possibly realize appreciation of the value of their common stock.

         Colley Private entered into the Merger because of its management's belief that by becoming a public company Colley Private would be able to attract investors to purchase its securities in private transactions. Management of Colley Private believed that by being a public company, which is also subject to the reporting requirements of the Securities Exchange Act of 1934, it would be able to provide potential investors with reliable and easily assessable financial and other information about the company and would provide potential liquidity for the future disposition of a shareholder's investment in the company. Colley Private specifically chose to merge with AZ Acquisition Corp. as it possessed the necessary stockholder base to secure quotation of our common stock on the OTC Bulletin Board and to facilitate the development of a market in our securities.

Business Plan

         We plan to engage in the acquisition and sale of thoroughbred racing stock of every age from broodmares, weanlings and yearlings to racehorses and stallions. We also may purchase broodmares in foal. A broodmare is a female horse that because of her pedigree and/or prior racing success is used for breeding. A broodmare in foal has been bred to a stallion and has been certified by The Jockey Club, the national official registrar of the thoroughbred breed, as being impregnated by a designated stallion. Once we have obtained capital, we plan to concentrate our efforts, at least for the foreseeable future, in the purchase of weanlings at auctions and the sale of such horses at auctions as yearlings the following year, commonly referred to as "Pinhooking."

         In general, we intend to operate in a number of areas, all involving the purchase and sale of thoroughbred horses. We intend to raise capital from private investors and financial institutions to fund our operations. If we are unable to raise capital, we will not be able to implement our business plan.

         Our primary plan of operations is as follows:

         o Purchase of weanlings in the summer and fall, to be resold as yearlings in the spring and summer.

         o Purchase of yearlings in the summer and fall, to be resold as two year olds in the spring.

         o Purchase of broodmares in foal in the spring. The offspring to be born within 30-60 days from the purchase date would be sold as weanlings in the fall. After giving birth, the broodmares would immediately be bred to selected stallions, thus giving us the option to:

                  o sell the broodmares in foal during the fall of the current year or spring of the following year.

                  o        sell the foals in the spring of the following year.

                  o        Purchase quality stallions for breeding purposes.

         We will insure all of our horses for mortality.

         We do not own any stables or other facilities to board or maintain the horses we will buy. We plan to board our horses at one of many boarding and training facilities that are available throughout Texas, Louisiana and Florida and that offer us the best arrangement for maintaining and enhancing the value of our horses. Initially, we will board our horses at a horse farm in Louisiana. We do not currently own any horses or have any agreements or commitments to purchase any horses. We will not be able to purchase any horses until we raise at least $100,000 from private investors. We can give no assurance that we will obtain sufficient capital from investors to achieve our plans to a level that will have a positive effect on our results of operations or financial condition.

         The initial phase of our business plan will be to raise from investors at least $100,000. To obtain our initial capital we will rely on the efforts of our sole officer and director, Richard Goodner. Mr. Goodner will provide the necessary services for our capital raising activities at no cost and will receive no commissions or other compensation for his assistance in raising capital for us. Our goal is to complete our capital raising activities by May 31, 2002. We do not expect to incur any significant costs in our capital raising efforts.

         Assuming we are successful in raising at least $100,000, we intend to purchase at auction in June or July 2002 two weanlings for a total cost of approximately $70,000. According to The Blood Horse, a national publication of information and statistics relating to the thoroughbred racing and breeding industry, the average sales price of a weanling at public auction in 2000 was approximately $35,000. Mr. Goodner will be responsible for selecting the weanlings which we will purchase. Mr. Goodner will pay his travel and lodging expenses incurred in purchasing the weanlings. After purchase, the weanlings will be boarded at a horse farm in Louisiana at a monthly cost of $350 each. We expect additional expenses of approximately $150 per month for each weanling for veterinarian services.

         The weanlings will be boarded in Louisiana for nine months until they are sold in April 2003 as yearlings at a national yearling sale held in Florida. We will incur additional expenses of approximately $2,500 for each weanling in sales preparation expenses, transportation costs and mortality insurance premiums. We estimate that we will incur a total of $14,000 in expenses for both weanlings until they are sold as yearlings in April 2003. We may sell the horses earlier in a private sale if the opportunity arises to sell the horses at a profit.

         For every $75,000 of capital that we raise from private investors over $100,000, we expect to purchase one additional weanling at a purchase price of between $30,000 to $40,000. If we raise at least $300,000 of initial capital, we will purchase four weanlings and will utilize a portion of the proceeds to obtain office space, employ at least one person as our office manager who will also be responsible for maintaining our books and records, and pay Mr. Goodner a salary not to exceed $60,000 annually.

         We can not predict with any certainty the price which we will be able to sell our horses at auction. There are many unforeseen variables in determining the sales price of a yearling thoroughbred, including its physical characteristics that have developed since it was purchased as a weanling, injuries, the auction sale prices and racing success of the progeny of the yearling's sire and dam and general U.S. economic conditions. Assuming we are able to raise at least $100,000 from private investors, we believe we will have sufficient capital to purchase, board and maintain two weanlings until they are sold at a yearling auction.

         We do not expect to incur any significant general and administrative expenses until our horses are sold at auction in April 2003. Mr. Goodner will provide the necessary management services, including preparation of periodic reports that we are required to file with the SEC, at no cost. We estimate we will incur approximately $5,000 for accounting expenses during the next 12 months. We do not believe that we will be able to fund our long-term liquidity needs from the results of operation after the implementation of our initial business plan until we raise an additional $500,000 from private investors.

         After implementation of our initial business plan, we intend to seek up to $500,000 of additional capital from private investors which will allow us to purchase additional weanlings and yearlings for resale and provide us with working capital to operate our business. We believe that if our initial business plan is successfully implemented, we will be able to raise the additional
capital  from  investors  who  have  previously   participated  in  thoroughbred
syndications which were organized and managed by Richard Goodner, our sole officer and director. Additionally, we believe that as a public company, which we do not believe is typical in the thoroughbred racing and breeding industry, we will be able to attract investors who are seeking liquidity and appreciation of their investment in a thoroughbred related business.

         If we do not raise at least $100,000 within the next six months, we may have to revise our plan of operations or abandon our business plan completely. In which case, we may seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in our common stock. However, we can give no assurance that we will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock. Further, if we are unable to consummate an acquisition or merger, our stockholders may lose their entire investment in our company.

         We have no employees. Richard B. Goodner, our sole officer, director and principal stockholder, will devote as much of his time as is necessary to attend sales and operate the business. Mr. Goodner will not receive any salary, nor will any be accrued, until we raise at least $300,000 of capital from private investors or we achieve at least $100,000 net income from operations. Although we do not plan to hire any employees in the foreseeable future, we may employ an office manager if we obtain at least $300,000 of capital from private investors. Mr. Goodner has estimated that he will devote over a 52-week period an average of two hours a week of his time to our business.

         Our principal executive office is located at 6608 Emerald Drive, Colleyville, Texas 76034 and our telephone number is 817-481-6522.

Industry Overview

         Pinhooking. Essentially, pinhooking is the purchase of thoroughbred weanlings and yearlings at various horse auctions with a view to resell them a few months later at similar auctions. To understand pinhooking, one must understand some basic facts.

         All horses have common birthdays on January 1, regardless when they are born. Thoroughbred horses are bred to be born anywhere from January to June. So if a horse is born in June, it is considered a late foal. If it is born in January, it is considered an early foal. Obviously an early foal is preferred over a late foal, since a horse born in June will officially be one year old on January 1 when in reality it is only six months old. Horses are called weanlings until they reach the age of one, yearlings until they reach the age of two.

         The great majority of racing stock is bought at various actions throughout the United States. These are referred to as "sales." The key to successful pinhooking is to gauge the market, ascertain the most popular bloodlines and ascertain the best price ranges in which to resell the purchased horses.

         There are five major auctions of thoroughbred weanlings, yearlings and broodmare stock which are held annually in New York, Florida, Kentucky and California. We will attend these major auctions as well as other thoroughbred auctions held annually in Texas and Louisiana.

         We believe the risk/reward ratio of pinhooking is attractive because, on the downside, the worst case scenario will still return a portion of the purchase price of a horse sold at a loss. Also, unlike horse racing, where racing careers can be immediately terminated due to permanent injury, the likelihood of an injury that would keep a yearling out of a sale is relatively small. However, if we are unable to sell our initial two weanlings at a profit or we incur continuous losses from the sale of our horses, and we are unable to raise capital in the future from investors, we will have to significantly curtail our business operations and may have to abandon our business plan. In which case, we may have to seek an acquisition or merger with an operating business entity which offers an opportunity for growth and possible appreciation of our stockholders' investment in our common stock. However, we can give no assurance that we will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock. Further, if we are unable to consummate an acquisition or merger, our stockholders may lose their entire investment in our company.

         Our  pinhooking   activities  will  consist   primarily  of  purchasing
weanlings and selling them as yearlings, and purchasing yearlings and selling them as two-year-olds.

         The proliferation of two-year-old sales in recent years has helped fuel a great deal of enthusiasm for pinhooking yearlings. The key to pinhooking yearlings is trying to find prospects that are undervalued. The practice sounds easy, but it is difficult - and often risky. We will purchase yearlings and ready them for racing, then resell them at juvenile sales less than a year later. Most of the major two-year-old sales are conducted in Ocala, Florida, though there is a premier sale held annually in Pomona, California.

         Pinhooking weanlings has also developed into a viable market for many horsemen, however quite different from yearling pinhookers. Most weanling pinhookers place more emphasis on pedigree than do their yearling counterparts, in part because pedigree is a more important component in the yearling market than it is at two-year-old sales. But again, horsemen in this arena are looking for undervalued horses that can improve over the course of the seven to ten months after purchase.

         Auctions in United States. If we are able to obtain financing from private investors of at least $100,000, we believe we will be able to purchase two weanlings at one of the major auctions held in the United States for approximately $70,000. We estimate the cost of maintaining a weanling until it is sold at a yearling sale, which will be approximately be nine months after purchase, to be $7,000, which includes boarding, veterinary and insurance expenses. The table below illustrates the average sales prices of weanlings, yearlings and other thoroughbred horses during 2000.


                                                                             Percent         Percent       Percent
                                                                Average      Change          Change        Change
      2000 Sales Results          Sold        Gross Sales        Price     (1997-1998)     (1999-2000)   (1991-2000)
------------------------------- ---------- ------------------ ----------- -------------  -------------- -------------
Weanlings                           2,346      $83,758,024      $35,702      (+9.4)          (-16.6)      (+181.0)
Yearlings                           9,530     $519,443.808      $54,506     (+17.7)           (+8.2)      (+107.8)
2-Year-Olds                         3,041     $154,849,237      $50,920     (+18.1)           (-2.8)      (+181.0)
Broodmares                          4,976     $290,634,564      $58,407     (+21.8)           (+6.0)      (+216.1)
Horses   of   Racing   Age   &      1,120      $36,466,872
Broodmare Prospects
Stallions  &  Stallion  Shares        154       $6,020,314
or Seasons
TOTAL                              21,167   $1,091,172,819
------------------------------- ---------- ------------------

Sources:  The Blood-Horse and The Jockey Club Information Systems, Inc.

         Economic Impact of the Horse Industry. In 1996, the American Horse Council Foundation completed a study of the economic impact of the horse industry in the United States and in several states, including Texas. The study found that in the equine industry as a whole, there are approximately 7.1 million participants, including over 1.9 million horse owners. The industry has a $112.1 billion impact annually on the U.S. economy, supporting 1.4 million full-time equivalent employment positions. Approximately $1.9 billion in taxes are paid at all levels. There are 941,000 participants and 725,000 horses involved in racing and racehorse breeding. Racing and breeding have a total economic impact of over $34 billion and support over 470,000 full-time jobs.

         In Texas, the horse industry has a $7.1 billion impact on the Texas economy and provides employment for over 100,000 people. There are over 180,000 Texans who own approximately 700,000 horses of which 90,000 persons and 75,000 horses are actively engaged in racing activities.

Competition

         We will be a very small player in the thoroughbred racehorse trading business. We have no assets or liabilities. We will compete by using our skill in evaluating horses for resale before we buy them. While we consider bloodlines and the win-loss records of a particular horses' lineage as well as other factors, our success will depend on the ability of Richard B. Goodner to evaluate the potential resale value of a horse and to raise sufficient capital to purchase and maintain the horse until we sell it. We will initially rely exclusively on Richard Goodner to evaluate a horse for purchase and to raise the capital to buy any horse we believe to be a good investment. We expect to bid against many horse traders at the auctions that have far greater financial resources and more experience in buying and selling horses than we have. Although Mr. Goodner has purchased and sold thoroughbreds for the private thoroughbred syndications he organized and managed in the past, he does not have the level of experience or knowledge of many of the horsemen and blood stock agents who will be participating at the thoroughbred auctions, which will put us at a competitive disadvantage at such actions in evaluating the purchase price and resale value of thoroughbreds. Blood stock agents are brokers who have developed an expertise in evaluating a horse by its pedigree and physical appearance and who represent the purchaser or seller of thoroughbreds at public or private sales, typically for a 5% commission of the purchase price of the horse. We will employ consultants and blood stock agents to assist Mr. Goodner in evaluating thoroughbred horses for purchase at auction when we have available capital of $150,000 or more to spend at an auction. We can give no assurance that we will ever obtain sufficient capital from private investors to purchase any thoroughbreds or that we will ever be able to generate revenues by purchasing and reselling thoroughbred horses.

Employees

         We have no employees. Although we do not plan to hire any employees in the foreseeable future, we may employ an office manager if we obtain at least $300,000 of capital from private investors. Richard B. Goodner, our sole officer, director and principal stockholder, will devote as much of his time to the operation of our business as is necessary, and has estimated he will devote over a 52-week period an average of two hours a week of his time to our business.

Regulatory and Environmental Matters

         Environmental Regulation. We believe we are not subject to any material liability under all applicable environmental laws. We further believe that the costs of compliance with existing or future environmental laws and related liability will not have a material adverse effect on our financial condition or results of operations. We had no costs from our compliance with these laws during the past two years.

         Federal, State And Local Regulations. There are three primary federal statutes regulating the equine industry, the Horse Protection Act ("HPA"), the Interstate Horseracing Act of 1978 and Commercial Transportation of Horses to Slaughter Act of 1996. Since we do not currently intend to engage in horseracing activities, the Interstate Horse Racing Act and Commercial Transportation of Horses Act will not be applicable to our pinhooking activities. We will be subject to the HPA which prohibits the transportation and delivery of any horse which has, among other afflictions, an injury, in physical pain, distress or lame, for the purpose of being sold, auctioned or offered for sale in any horse sale or auction.

         In addition to the HPA, many state and local governments have passed animal welfare legislation regulating the treatment of animals, including horses. We will also be subject to the rules and regulations of state thoroughbred associations and state agencies relating to the registering, breeding, racing and commercial transportation of thoroughbreds.

         Our pinhooking activities will be subject to state thoroughbred association and state agencies rules and regulations relating to the buying and selling of thoroughbreds at auction. We will also be subject to the auction rules of each sale as promulgated by the sponsoring association and/or private sales company. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our thoroughbred pinhooking activities.


ITEM 2.  PROPERTIES

         We have no corporate office space under lease at this time. We currently operate out of office space provided by Richard B. Goodner, our president, sole director and principal stockholder, at 6608 Emerald Drive, Colleyville, Texas 76034. The costs associated with the use of the telephone and mailing address are deemed by us to be immaterial. Mr. Goodner is under no legal obligation to provide rent free office space to our company. We neither pay nor do we have any obligation to pay rent to Mr. Goodner.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any pending or threatened legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were presented to a vote of security holders of the Company during the fiscal year ended December 31, 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2001, the Company had approximately 983 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 1,025,509. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         During 2001, the Company filed a request for clearance for quotation on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Colley Corporation to allow the Company's common stock to trade under the symbol "COLY" on February 1, 2002. As of the filing of this Annual Report on Form 10-KSB, there have been no posted trades of the Company's stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We currently have no revenues, no operations and own no assets. We will rely on either funds raised from private sales of our securities or from capital contributions from Richard B. Goodner, our sole officer, director and principal stockholder, to implement our business plan. Mr. Goodner is under no legal obligation to provide any capital to us. We can give no assurance that we will be able to raise any funds for our plan of operations. As such, we do not believe that an analysis of our financial condition since our inception would be meaningful.

         As of the date of this Annual Report, we have been unable to determine the level of interest of any private investor of financial institution in our securities or proposed plan of operations. If we are unable to secure financing within the next six months, we will be forced to reevaluate the viability of our business plan, which may result in us completely abandoning our proposed plan of operations.

         Our expenses are presently nominal, and until such time as we complete a private placement of securities, our sole officer and director, Richard B. Goodner, intends to provide the necessary working capital to meet our operating expenses, but he is under no legal obligation to do so.

         Our certificate of incorporation authorizes the issuance of up to 10 million shares of preferred stock. Our ability to issue preferred stock may limit our ability to obtain debt or equity financing as well as impede potential takeover of our Company, which takeover may be in the best interest of our stockholders. Also, we have approximately 38,974,491 shares which are authorized, but which are as yet unissued. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

         As stated in our auditor's report attached to the financial statements constituting part of this Annual Report, substantial doubt exists about our ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

         The required items are presented as a separate section of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants since 2000 nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

             Name              Age               Position with Colley
      ------------------       ---       ---------------------------------
      Richard B. Goodner        56       President, Secretary and Director

         Richard B. Goodner, age 56, has been the President, Secretary and sole director of our company since September 30, 2001, the date of the Merger. He has been involved with the acquisition, sale, breeding and racing of thoroughbred horses since 1992. He has organized and managed 13 private thoroughbred syndications which have acquired and raced approximately 100 thoroughbreds in the Texas-Louisiana circuit during the past six years. Mr. Goodner was responsible for evaluating and selecting the thoroughbreds purchased by the syndications and on occasion utilized the services of blood stock agents to assist him with the evaluation process. He currently owns with partners three thoroughbreds which are in training and racing in Louisiana. He owns a life-time breeding share in Marked Tree, a stallion currently standing in Texas.

         Mr. Goodner received his B.A. degree in economics from Eastern New Mexico University in 1967 and received his law degree from Southern Methodist University in 1970. Mr. Goodner has practiced law in Dallas, Texas since 1970 and is a partner in the law firm of Jackson Walker L.L.P. He will continue his law practice in corporate and securities law.

Board of Directors and Committee Meetings Attendance

         During the fiscal year ended December 31, 2001, the Board acted on two occasions by written unanimous consent of the Board of Directors in lieu of meeting. The Company does not have any committees.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         Richard B. Goodner has received no compensation nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. Mr. Goodner will receive no compensation for his services until we raise at least $300,000 from private investors or we achieve at least $100,000 net income from operations. Mr. Goodner's initial compensation will not exceed $60,000 annually.

         We do not have any employment or consulting agreements with any parties nor do we have a stock option plan.

Director Compensation

         The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

         None of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company.

Committees of the Board of Directors and Meeting Attendance

         There are no audit, compensation or other committees of the Board of Directors of the Company.

Family Relationships

         There are no family relationships among the Company's directors or officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 1, 2002 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                           Shares          Percentage of
                                        Beneficially    Shares Beneficially
               Name(1)                     Owned               Owned
------------------------------------    -------------   -------------------
Richard B. Goodner(2)                     525,000              51.2%
Halter Financial Group, Inc.(3)           215,000              21.0%
Executive officers and directors as
A group (one person)                      525,000              51.2%
----------------

(1) Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.
(2)      c/o Colley Corporation, 6608 Emerald Drive, Colleyville, Texas 76034.
(3)      7701 Las Colinas Ridge, Suite 250, Irving, Texas 75063.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the Company's knowledge there are no relationships or transactions that require disclosure.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits

1. Financial Statements. The following financial statements are submitted as part of this report:

                                                                            Page
                                                                            ----

           Report of Independent Certified Public Accountants                F-3
           Balance Sheets -
             December 31, 2001 (post merger),                                F-4
             September 30, 2001 (pre-merger) and December 31,
             2000 (pre-merger)
           Statements of Operations and Comprehensive Loss -
             for the period from April 27, 2001 through December 31, 2001, for the period from January 1, 2001 through September 30,
             2001, and
             for the period from July 31, 2000 through December 31, 2000     F-5
           Statements of Changes in Stockholders' Equity -
             for the period from July 31, 2000 through December 31, 2001     F-6
           Statement of Cash Flows -
             for the period from August 27, 2001 through December
             31, 2001, for the period from January 1, 2001 through
             September 30, 2001, and for the period from July 31,
             2000 through December 31, 2000                                  F-7
             Notes to Financial Statements                                   F-8

2.       Exhibits

         Exhibit Number                        Description
         --------------   ------------------------------------------------------
         3.1*              Certificate of Incorporation of AZ Acquisition Corp.
         3.2*              Bylaws of AZ Acquisition Corp.
         3.3*              Certificate  of Merger of AZ  Acquisition  Corp.  and
                           Colley  Corporation   (which   certificate   effected
                           amendments to the Certificate of  Incorporation of AZ
                           Acquisition Corp.)
         4.1*              Form   of   Certificate   Evidencing   Ownership   of
                           Registrant's Common Stock.
         10.1*             Agreement  and Plan of Merger,  dated  September  30,
                           2001,  by  and  between  Colley  Corporation  and  AZ
                           Acquisition Corp.
--------------------
* Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.


(b) Reports on Form 8-K. No current reports on Form 8-K were filed during the fiscal year ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the15th day of February, 2002.

                                         COLLEY CORPORATION


                                         By:  /s/ Richard B. Goodner
                                            ------------------------
                                            Richard B. Goodner, President, Chief
                                            Financial Officer and Director

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                        Title                        Date

  /s/ Richard B. Goodner       President, Chief Financial      February 12, 2002
------------------------       Officer and Director
Richard B. Goodner

                               COLLEY CORPORATION
                          (a development stage company)

                                    CONTENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 (post-merger), September 30, 2001
       (pre-merger) and December 31, 2000 (pre-merger)                       F-3

   Statements of Operations and Comprehensive Loss
     for the period from August 27, 2001 (date of inception)
       through December 31, 2001 (post-merger);
     for the period from January 1, 2001
       through September 30, 2001 (pre-merger); and
     for the period from July 31, 2000 (date of bankruptcy settlement)
       through December 31, 2000 (pre-merger)                                F-4

   Statement of Changes in Shareholders' Equity
     for the period from July 31, 2000 (date of bankruptcy settlement)
       through December 31, 2001                                             F-5

   Statements of Cash Flows
     for the period from August 27, 2001 (date of inception)
       through December 31, 2001 (post-merger);
     for the period from January 1, 2001
       through September 30, 2001 (pre-merger); and
     for the period from July 31, 2000 (date of bankruptcy settlement)
       through December 31, 2000 (pre-merger)                                F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Colley Corporation

We have audited the accompanying balance sheets of Colley Corporation (formerly AZ Acquisition Corp.) (a Delaware corporation and a development stage company) as of December 31, 2001 (post-merger) and December 31, 2000 (pre-merger) and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the period from August 27, 2001 (date of inception) through December 31, 2001 (post-merger), January 1, 2001 through September 30, 2001 (pre-merger) and July 31, 2000 (date of bankruptcy settlement) through December 31, 2000, respectively . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colley Corporation (formerly AZ Acquisition Corp.) as of December 31, 2001 (post-merger) and December 31, 2000 (pre-merger) and the results of operations and cash flows for the period from for the period from August 27, 2001 (date of inception) through December 31, 2001 (post-merger), January 1, 2001 through September 30, 2001 (pre-merger) and July 31, 2000 (date of bankruptcy settlement) through December 31, 2000, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no viable operations or significant assets and may become dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                  S. W. HATFIELD, CPA
Dallas, Texas
February 5, 2002



                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                               COLLEY CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
           December 31, 2001, September 30, 2001 and December 31, 2000


                                                        (post-merger)      (pre-merger)   (pre-merger)
                                                         December 31,     September 30,   December 31,
                                                               2001            2001             2000
                                                         -------------    -------------   -------------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                          $        --      $        --       $       --
                                                         -------------    -------------    -------------

Other Assets
   Investment in merger candidate                                 --                525             --
                                                         -------------    -------------    -------------

Total Assets                                             $        --      $         525     $       --
                                                         =============    =============    =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                              $       2,625    $        --       $       --
   Due to controlling shareholder                                2,066             --              1,267
                                                         -------------    -------------    -------------

     Total Liabilities                                           4,691             --              1,267
                                                         -------------    -------------    -------------


Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     none issued and outstanding                                  --               --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     1,025,509, 1,025,509 and 500,509
     shares issued and outstanding                               1,026            1,026              501
   Additional paid-in capital                                     --              5,829            1,999
   Deficit accumulated during the development stage             (5,717)          (6,330)          (3,767)
                                                         -------------    -------------    -------------

     Total Shareholders' Equity                                 (4,691)             525           (1,267)
                                                         -------------    -------------    -------------

Total Liabilities and Shareholders' Equity               $        --      $         525     $       --
                                                         =============    =============    =============



The accompanying notes are an integral part of these financial statements.
                                                                             F-3



                               COLLEY CORPORATION
                          (a development stage company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
             Period from August 27, 2001 (date of inception) through
                        December 31, 2001 (post-merger)
    Period from January 1, 2001 through September 30, 2001 (pre-merger); and
            Period from July 31, 2000 (date of bankruptcy settlement)
                     through December 31, 2000 (pre-merger)


                                            (post-merger)        (pre-merger)       (pre-merger)
                                                                                     Period from
                                             Period from                             July 30, 2000
                                           August 27, 2001       Period from     (date of bankruptcy
                                         (date of inception)    January 1, 2001        settlement)
                                              through              through              through
                                           December 31,         September 30,        December 31,
                                                  2001                 2001                 2000
                                           --------------       --------------       --------------

Revenues                                   $         --         $         --         $         --
                                           --------------       --------------       --------------

Expenses
   General, administrative and
     reorganization expenses                        5,293                2,563                3,767
                                           --------------       --------------       --------------

     Total operating expenses                       5,293                2,563                3,767
                                           --------------       --------------       --------------

Loss from Operations                               (5,293)              (2,563)              (3,767)

Other Income
   Interest and other                                --                   --                   --
                                           --------------       --------------       --------------

Net Loss                                           (5,293)              (2,563)              (3,767)

Other comprehensive income                           --                   --                   --
                                           --------------       --------------       --------------

Comprehensive Loss                         $       (5,293)      $       (2,563)      $       (3,767)
                                           ==============       ==============       ==============


Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                            nil                  nil                  nil
                                           ==============       ==============       ==============

Weighted-average number of
   shares of common stock
   outstanding - basic and fully diluted          891,514              502,432              500,509
                                           ==============       ==============       ==============


The accompanying notes are an integral part of these financial statements.
                                                                             F-4




                               COLLEY CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           Period from July 31, 2000 (date of bankruptcy settlement)
                            through December 31, 2001


                                                                                Deficit
                                                                              accumulated
                                        Common Stock           Additional       in the
                                        ------------             paid-in      development
                                    Shares         Amount        capital         stage          Total
                                 -----------    -----------    -----------    -----------    -----------
Shares issued at
   bankruptcy settlement
   on July 31, 2000                  500,509    $       501    $     1,999    $      --      $     2,500

Net loss for the period
   (pre-merger)                         --             --             --           (3,767)        (3,767)
                                 -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 2000
   (pre-merger)                      500,509            501          1,999         (3,767)        (1,267)

Working capital advances
   contributed as additional
   capital by controlling
   shareholder to support
   operations                           --             --            3,830           --            3,830

Stock issued to acquire
   merger candidate                  525,000            525           --             --              525

Net loss for the period
   (pre-merger)                         --             --             --           (2,563)        (2,563)
                                 -----------    -----------    -----------    -----------    -----------

Balances at
   September 30, 2001
   (pre-merger)                    1,025,509          1,026          5,829         (6,330)           525

Organization expenses paid
   in exchange for the initial
   capitalization of Colley
   Corporation                       525,000            525             77           --              602

Recapitalization due
   to reverse merger with
   Colley Corporation               (525,000)          (525)        (5,906)         5,906           (525)

Net loss for the period
   (post-merger)                        --             --             --           (5,293)        (5,293)
                                 -----------    -----------    -----------    -----------    -----------
Balances at
   December 31, 2001
   (post-merger)                   1,025,509    $     1,026    $      --      $    (5,717)   $    (4,691)
                                 ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                               COLLEY CORPORATION
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
             Period from August 27, 2001 (date of inception) through
                  September 30, 2001 (post-merger) Period from
          January 1, 2001 through September 30, 2001 (pre-merger); and
            Period from July 31, 2000 (date of bankruptcy settlement)
                     through December 31, 2000 (pre-merger)


                                                 (post-merger)       (pre-merger)     (pre-merger)
                                                                                       Period from
                                                 Period from                          July 30, 2000
                                                August 27, 2001      Period from   (date of bankruptcy
                                             (date of inception)   January 1, 2001    settlement)
                                                    through            through            through
                                                 December 31,       September 30,      December 31,
                                                      2001               2001               2000
                                                 ------------       ------------       ------------
Cash Flows from Operating Activities
   Net loss for the period                       $     (5,393)      $     (2,563)      $     (3,767)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                     --                 --                 --
       Common stock exchanged for
         incorporation expenses                           602               --                 --
       Increase (Decrease) in
         Accounts payable - trade                       2,625               --                 --
                                                 ------------       ------------       ------------
Net cash provided by operating activities              (2,066)            (2,563)            (3,767)
                                                 ------------       ------------       ------------

Cash Flows from Investing Activities                     --                 --                 --
                                                 ------------       ------------       ------------

Cash Flows from Financing Activities
   Cash received from bankruptcy trust                   --                 --                2,500
   Cash advances from controlling shareholder
     to support operations subsequently
     contributed as additional capital                   --                2,563              1,267
   Amounts paid by shareholder on behalf
     of Company for operating expenses                  2,066              2,563              1,267
                                                 ------------       ------------       ------------
Net cash provided by financing activities               2,066              2,563              3,767
                                                 ------------       ------------       ------------

Increase (Decrease) in Cash                              --                 --                 --

Cash at beginning of period                              --                 --                 --
                                                 ------------       ------------       ------------

Cash at end of period                            $       --         $       --         $       --
                                                 ============       ============       ============

Supplemental Disclosure of Interest
   and Income Taxes Paid
     Interest paid for the year                  $       --         $       --         $       --
                                                 ============       ============       ============
     Income taxes paid for the year              $       --         $       --         $       --
                                                 ============       ============       ============

The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                               COLLEY CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

AZ Acquisition Corp. (Company) was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.

In October 2000, the Company changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation are the Certificate of Incorporation of the surviving corporation. Such Certificate of Incorporation changed the Company's name to AZ Acquisition Corp. and modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court). The Company's bankruptcy action was consolidated into a single action with other related entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (a Kansas corporation); Super Shops, Inc. (a Michigan corporation); Super Shops, Inc. (a Texas corporation) and Mallory Corporation (a Nevada corporation). All assets, liabilities and other claims against the Company were combined with those of its affiliates for the purpose of distribution to creditors. Each of the six entities otherwise remained separate corporate entities. During the period from September 17, 1997 through July 31, 2000 (the entered date of the Debtors' Amended Joint Plan of Reorganization dated as of July 31, 2000), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Debtors' Amended Joint Plan of Reorganization was confirmed by the United States Bankruptcy Court, Central District of Californa - Los Angeles Division on July 27, 2000 and entered on July 31, 2000. The Amended Joint Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the
Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. Final discharge occurred on October 19, 2001 with the filing of a Certificate of Completion with the Bankruptcy Court.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy shareholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh- start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Plan of Reorganization, the only post-bankruptcy asset of the Company was approximately $2,500 in cash due from the Bankruptcy Estate.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

                               COLLEY CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

On September 30, 2001, the Company issued 525,000 shares of restricted, unregistered common stock in exchange for 100.0% of the issued and outstanding stock of Colley Corporation, a Delaware corporation formed on August 27, 2001. Colley Corporation and the Company then merged with the Company being the legal surviving corporation and the Company's corporate name changed to Colley Corporation.

The acquisition of Colley Corporation, on September 30, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby Colley Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to September 30, 2001, the financial statements of the Company reflect the historical financial statements of Colley Corporation from its inception on August 27, 2001 and the operations of the Company subsequent to the September 30, 2001 transaction date.

Colley Corporation was incorporated on August 27, 2001 under the laws of the State of Delaware to engage in the acquisition and sale of thoroughbred racing stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - GOING CONCERN UNCERTAINTY

The Company's former majority stockholder, Halter Financial Group, Inc., maintained the corporate status of the Company and provided all nominal working capital support on the Company's behalf from the bankruptcy discharge date through September 30, 2001.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                               COLLEY CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2    Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

4.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

5.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 (post-merger), September 30, 2001 (pre-merger) and December 31, 2000 (pre-merger), the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2001 (post-merger), September 30, 2001 (pre-merger) and December 31, 2000 (pre-merger), the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 (post- merger), September 30, 2001 (pre-merger) and December 31, 2000 (pre-merger), respectively, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.




                                                         COLLEY CORPORATION
                                                    (a development stage company)

                                              NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the period from August 27, 2001 (date of inception) through December 31, 2001, respectively, are as follows:

                    (post-merger)      (pre-merger)        (pre-merger)
                                                           Period from
                     Period from                           July 30, 2000
                   August 27, 2001     Period from     (date of bankruptcy
                (date of inception)   January 1, 2001      settlement)
                     through              through            through
                   December 31,        September 30,       December 31,
                         2001                2001                2000
                  --------------      --------------      --------------
     Federal:
       Current    $         --        $         --        $         --
       Deferred             --                  --                  --
                  --------------      --------------      --------------
                            --                  --                  --
                  --------------      --------------      --------------
       Current              --                  --                  --
       Deferred             --                  --                  --
                  --------------      --------------      --------------
                            --                  --                  --
                  --------------      --------------      --------------

     Totals       $         --        $         --        $         --
                  ==============      ==============      ==============

As of December 31, 2001,  the Company has a net operating loss  carryforward  of approximately  $4,731  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The  Company's  income tax  expense for the period from August 27, 2001 (date of inception)  through  December  31, 2001  (post-merger),  January 1, 2001 through
September  30,  2001   (pre-merger)  and  July  31,  2000  (date  of  bankruptcy
settlement) through December 31, 2000, respectively, are as follows:

                                                        (post-merger)       (pre-merger)       (pre-merger)
                                                                                                Period from
                                                         Period from                          July 30, 2000
                                                       August 27, 2001      Period from     (date of bankruptcy
                                                    (date of inception)    January 1, 2001      settlement)
                                                         through               through             through
                                                       December 31,         September 30,        December 31,
                                                             2001                 2001                 2000
                                                      --------------       --------------       --------------
Statutory rate applied to loss before income taxes    $       (1,800)      $         (871)      $       (1,281)
Increase (decrease) in income taxes resulting from:
   State income taxes                                           --                   --                   --
   Other, including reserve for deferred tax asset             1,800                  871                1,281
                                                      --------------       --------------       --------------
     Income tax expense                               $         --         $         --         $         --
                                                      ==============       ==============       ==============

                                                                            F-10


                               COLLEY CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 (post- merger), September 30, 2001 (pre-merger) and
December 31, 2000 (pre-merger):

                                           (post-merger)     (pre-merger)    (pre-merger)
                                           December 31,     September 30,    December 31,
                                                 2001             2001             2000
                                           -------------    -------------    -------------
Deferred tax assets
   From net operating loss carryforwards   $       1,600    $       2,152    $       1,281
   Less valuation allowance                       (1,600)          (2,152)          (1,281)
                                           -------------    -------------    -------------

     Net Deferred Tax Asset                $        --      $        --      $        --
                                           =============    =============    =============

During the period from August 17, 2001 (date of inception) through December 31, 2001, the reserve for the deferred current tax asset increased by approximately $1,600. During the period from January 1, 2001 through September 30, 2001 (pre-merger period) and the period from July 31, 2000 (date of bankruptcy settlement) through December 31, 2000, the reserve for the deferred current tax asset increased by approximately $871 and $1,281, respectively.


NOTE F - COMMON STOCK TRANSACTIONS

Pursuant to the Debtors' Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan), affirmed by the U. S. Bankruptcy Court - Central District of California - Los Angeles Division on July 27, 2000, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares of each Post Confirmation Debtor. The Plan Shares shall all be of the same class. The Plan Shares will be issued ... as soon as practicable after the Creditors [sic] Trustee has determined all Allowed Class 5 Unsecured Claims and calculated the exact number of Plan Shares to be issued to [Halter Financial Group, Inc.]
and the holders of Allowed Class 5 Unsecured Claims...."

In accordance with the Plan, the Company issued 500,509 Plan Shares in settlement of the Allowed Administrative Claims and the Allowed Unsecured Claims. Approximately 60.0% of the Plan Shares were issued to Halter Financial Group, Inc. in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 40.0% of the Plan Shares were issued to the holders of Allowed Unsecured Claims on a Pro Rata basis. No fractional Plan Shares were issued. One full share was issued in lieu of any calculated fractional share.

On September 30, 2001, the Company issued 525,000 shares of restricted, unregistered common stock in exchange for 100.0% of the issued and outstanding stock of Colley Corporation, a Delaware corporation formed on August 27, 2001. Colley Corporation and the Company then merged with the Company being the legal surviving corporation. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

                               COLLEY CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - COMMON STOCK TRANSACTIONS - Continued

Colley Corporation, the surviving accounting entity, upon its August 27, 2001 formation, issued an aggregate of 525,000 shares of restricted, unregistered common stock to its sole officer for administrative services and expenses related to the incorporation of the Company. These transactions were cumulatively valued at approximately $602, which equals the cash paid on behalf of the Company for its formation and incorporation. These amounts are charged to operations in the accompanying financial statements.