Form 10QSB
period 2002-03-31
COLLEY CORP
filed 2002-05-02
CIK 1162093

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
  X    Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
-----  of 1934

                  For the quarterly period ended March 31, 2002

       Transition Report Under Section 13 or 15(d) of The Securities Exchange ----- Act of 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-33345
                                                 -------

                               Colley Corporation
        (Exact name of small business issuer as specified in its charter)

       Delaware                                              75-2926440
----------------------                              ----------------------------
(State of incorporation)                             (IRS Employer ID Number)

                    6608 Emerald Drive, Colleyville, TX 76034
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (817) 481-6522
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 1, 2002: 1,025,509
                                          ----------------------

Transitional Small Business Disclosure Format (check one):      YES   NO X
                                                                   ---  ---

                               Colley Corporation

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          12


Part II - Other Information

  Part 6 - Exhibits and Reports on Form 8-K                                   13


Signatures                                                                    14


Item 1 - Part 1 - Financial Statements

                               Colley Corporation
                          (a development stage company)
                                 Balance Sheets
                      March 31, 2002 and December 31, 2001


                                                      (Unaudited)    (Audited)
                                                       March 31,    December 31,
                                                          2002          2001
                                                     ------------   -----------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                      $     1,629    $      --
                                                     -----------    -----------

Total Assets                                         $     1,629    $      --
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                          $      --      $     2,625
   Due to controlling shareholder                          9,702          2,066
                                                     -----------    -----------

     Total Liabilities                                     9,702          4,691
                                                     -----------    -----------


Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     none issued and outstanding                            --             --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     1,025,509 shares issued and outstanding               1,026          1,026
   Deficit accumulated during the development stage       (9,099)        (5,717)
                                                     -----------    -----------

     Total Shareholders' Equity                           (8,073)        (4,691)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $     1,629    $      --
                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                               Colley Corporation
                          (a development stage company)
                 Statement of Operations and Comprehensive Loss
                 Three months ended March 31, 2002 and 2001 and
     Period from August 27, 2001 (date of inception) through March 31, 2002

                                   (Unaudited)

                                                                               Period from
                                                                             August 27, 2001
                                            Three months      Three months (date of inception)
                                                ended             ended           through
                                              March 31,         March 31,        March 31,
                                                  2002              2001             2002
                                           --------------    --------------   --------------
Revenues                                   $         --      $         --     $         --
                                           --------------    --------------   --------------

Expenses
   General, administrative and
     organization expenses                          3,382              --              9,099
                                           --------------    --------------   --------------

     Total operating expenses                       3,382              --              9,099
                                           --------------    --------------   --------------

Loss from Operations                               (3,382)             --             (9,099)

Other Income
   Interest and other                                --                --               --
                                           --------------    --------------   --------------

Net Loss                                           (3,382)             --             (9,099)

Other comprehensive income                           --                --               --
                                           --------------    --------------   --------------

Comprehensive Loss                         $       (3,382)   $         --     $       (9,099)
                                           ==============    ==============   ==============


Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                            nil                               nil
                                           ==============                    ==============

Weighted-average number of
   shares of common stock
   outstanding - basic and fully diluted        1,205,209                           947,088
                                           ==============                    ==============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                               Colley Corporation
                          (a development stage company)
                             Statement of Cash Flows
                 Three months ended March 31, 2002 and 2001 and
     Period from August 27, 2001 (date of inception) through March 31, 2002

                                   (Unaudited)

                                                                                      Period from
                                                                                    August 27, 2001
                                                  Three months      Three months  (date of inception)
                                                      ended             ended           through
                                                    March 31,         March 31,        March 31,
                                                        2002              2001             2002
                                                 --------------    --------------   --------------
Cash Flows from Operating Activities
   Net loss for the period                       $       (3,382)   $         --     $       (9,099)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                       --                --               --
       Effect of reverse merger reorganization             --                --                424
       Common stock exchanged for
         incorporation expenses                            --                --                602
       Increase (Decrease) in
         Accounts payable - trade                        (2,625)             --               --
                                                 --------------    --------------   --------------
Net cash provided by operating activities                (6,007)             --             (8,073)
                                                 --------------    --------------   --------------

Cash Flows from Investing Activities                       --                --               --
                                                 --------------    --------------   --------------

Cash Flows from Financing Activities
   Amounts paid by shareholder on behalf
     of Company for operating expenses                    7,626              --              9,702
                                                 --------------    --------------   --------------
Net cash provided by financing activities                 7,636              --              9,702
                                                 --------------    --------------   --------------

Increase (Decrease) in Cash                               1,629              --              1,629

Cash at beginning of period                                --                --               --
                                                 --------------    --------------   --------------

Cash at end of period                            $        1,629    $         --     $        1,629
                                                 ==============    ==============   ==============

Supplemental Disclosure of Interest
   and Income Taxes Paid
     Interest paid for the year                  $         --      $         --     $         --
                                                 ==============    ==============   ==============
     Income taxes paid for the year              $         --      $         --     $         --
                                                 ==============    ==============   ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

                               Colley Corporation
                          (a development stage company)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Colley Corporation (Company) was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.

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

The Debtors' Amended Joint Plan of Reorganization was confirmed by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000. The Amended Joint Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the
Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. Final discharge occurred on October 19, 2001 with the filing of a Certificate of Completion with the Bankruptcy Court.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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


Note B - Going Concern Uncertainty

The Company's former majority stockholder maintained the corporate status of the Company and provided all nominal working capital support on the Company's behalf from the bankruptcy discharge date through September 30, 2001. Subsequent to September 30, 2001, the Company's current controlling shareholder has provided all necessary working capital support to maintain the corporate entity.

                               Colley Corporation
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note B - Going Concern Uncertainty - continued

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

5.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31,2002 and December 31, 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2002 and December 31, 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                               Colley Corporation
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

6.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and December 31, 2001, respectively, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001 and for the period from August 27, 2001 (date of inception) through December 31, 2001, respectively, are as follows:

                                                        Period from
                                                      August 27, 2001
                   Three months      Three months   (date of inception)
                       ended             ended            through
                     March 31,         March 31,         March 31,
                         2002              2001              2002
                  --------------    --------------    --------------
     Federal:
       Current    $         --      $         --      $         --
       Deferred             --                --                --
                  --------------    --------------    --------------
                            --                --                --
                  --------------    --------------    --------------
     State:
       Current              --                --                --
       Deferred             --                --                --
                  --------------    --------------    --------------
                            --                --                --
                  --------------    --------------    --------------

     Totals       $         --      $         --      $         --
                  ==============    ==============    ==============


                               Colley Corporation
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note E - Income Taxes - continued

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $9,100  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2002 and 2001 and the period from August 27, 2001( date of inception) through March 31, 2002, respectively, are as follows:

                                                                                             Period from
                                                                                           August 27, 2001
                                                       Three months       Three months   (date of inception)
                                                           ended              ended            through
                                                         March 31,          March 31,         March 31,
                                                             2002               2001              2002
                                                      --------------     --------------    --------------
Statutory rate applied to loss before income taxes    $       (1,150)    $         --      $       (3,060)
Increase (decrease) in income taxes resulting from:
   State income taxes                                           --                 --                --
   Other, including reserve for deferred tax asset             1,150               --               3,060
                                                      --------------     --------------    --------------

     Income tax expense                               $         --       $         --      $         --
                                                      ==============     ==============    ==============


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and December 31, 2001, respectively:

                                                      March 31,     December 31,
                                                         2002           2001
                                                     -----------    -----------
Deferred tax assets
   From net operating loss carryforwards             $     3,060    $     1,940
   Less valuation allowance                               (3,060)        (1,940)
                                                     -----------    -----------

     Net Deferred Tax Asset                          $      --      $      --
                                                     ===========    ===========

During the three months ended March 31, 2001 and for the period from August 17, 2001 (date of inception) through December 31, 2001, the reserve for the deferred current tax asset increased by approximately $1,120 and $1,940, respectively.

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

Colley Corporation, the surviving accounting entity, upon its August 27, 2001 formation, the aggregate 525,000 shares of restricted, unregistered common stock, which were subsequently exchanged for a equivalent number of the Company's shares, as discussed in the preceding paragraph, to its sole officer for administrative services and expenses related to the incorporation of the Company. These transactions were cumulatively valued at approximately $602, which equals the cash paid on behalf of the Company for its formation and incorporation. These amounts are charged to operations in the accompanying financial statements.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(2)  Results of Operations, Liquidity and Capital Resources

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

(3)  Results of Operations

We are in the development stage and have not generated revenues from our inception in August 2001. For the period from inception through March 31, 2002, we have experienced losses of approximately $9,100, principally for legal and accounting expenses related to our organization, and the filing of a Form 10-SB to become a fully- reporting entity with the U. S. Securities and Exchange Commission. Accordingly, our financial results, from inception to March 31, 2002, are not meaningful as an indication of future operations.

Future expected significant costs related to our operation will be related to the acquisition, training, racing and maintenance of thoroughbred race horses.

(4)  Liquidity and capital resources

Through March 31, 2002, we received total proceeds of approximately $9,700 from our majority shareholder to support our working capital needs. These advances are not supported by formal documentation, is non-interest bearing and is repayable upon demand.

At March 31, 2002, we had approximately $1,628 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

We do not believe that we would need to add any additional employees during the next 12 months.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Colley Corporation


May   1  , 2002                                         /s/ Richard B. Goodner
    -----                                            ---------------------------
                                                              Richard B. Goodner
                                                          Chairman, Director and
                                                         Chief Executive Officer