Form 10QSB
period 2002-06-30
COLLEY CORP
filed 2002-08-19
CIK 1162093

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

  X    Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act

-----  of 1934

For the quarterly period ended June 30, 2002

       Transition Report Under Section 13 or 15(d) of The Securities Exchange

-----  Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission File Number: 0-33345

-------

Colley Corporation

(Exact name of small business issuer as specified in its charter)

SIC Code 7375

Information Retrieval Services Online

Delaware

75-2926440

----------------------

----------------------------

(State of incorporation)

(IRS Employer ID Number)

425 Walnut Street, Suite 2300, Cincinnati, OH  45202

-----------------------------------------

(Address of principal executive offices)

(513) 721-3900

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

---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2002  -- 8,443,127

----------------------

Transitional Small Business Disclosure Format (check one):      YES   NO X

---  ---

Colley Corporation

Form 10-QSB for the Quarter ended June 30, 2002

Part I.  Financial Information

Item 1.  Financial Statements

Colley Corporation

Balance Sheet

June 30, 2002

ASSETS		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT ASSETS		CURRENT LIABILITIES

Cash	13	Current maturities of long-term obligations	733,796
Notes and Accounts Receivable		Accounts Payable	759,105
Trade	48,982	Accrued liabilities	655,267
		Total current liabilities	2,148,168

		Long term obligations	812,900

Total Current Assets	48,995	STOCKHOLDERS'EQUITY (DEFICIT)

		Preferred stock, 10,000,000 shares authorized
PROPERTY AND EQUIPMENT -AT COST
		Common stock -40,000,000 shares authorized
Equipment	284,386	8,443,127 outstanding.	1,131
Furniture and fixtures	77,075	Additional paid-in capital	35,125,057
Leasehold improvements	2,137	Accumulated deficit	(33,565,807)
Software	3,174,255		1,560,381
	3,537,853
Less accumulated depreciation and amortization	(2,088,498)
Net property and equipment	1,449,355

OTHER ASSETS

Intangibles, net of amortization	3,023,099

	4,521,449		4,521,449

Note A - Organization and Description of Business

Colley Corporation  (Company) was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court).  The Company’s bankruptcy action was consolidated into a single action with other related Entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (a Kansas corporation); Super Shops, Inc. (a Michigan corporation); Super Shops, Inc. (a Texas corporation) and Mallory Corporation (a Nevada corporation).  All assets, liabilities and other claims against the Company were combined with those of its affiliates for the purpose of distribution to creditors.  Each of the six entities otherwise remained separate corporate entities.  During the period from September 17, 1997 through July 31, 2000 (the entered date of the Debtors’ Amended Joint Plan of Reorganization dated as of July 31, 2000), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Debtors’ Amended Joint Plan of Reorganization was confirmed by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000.  The Amended Joint Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc.  Would receive "new" shares of the Company’s post-reorganization Common Stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Amended Joint Plan of Reorganization, attach to the creditor's trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.  Final Discharge occurred on October 19, 2001 with the filing of a Certificate of Completion with the Bankruptcy Court.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not  pre-bankruptcy shareholders.   Accordingly, per American Institute of Certified Public Accountants’ Statement of Position 90-7,  "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh- start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  As of July 31, 2000, by virtue of the confirmed Plan of Reorganization, the only post-bankruptcy asset of the Company was approximately $2,500 in cash due from the Bankruptcy Estate.

In October 2000, the Company changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation.  The Certificate of Incorporation and Bylaws of the Delaware Corporation are the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed the Company's name to AZ Acquisition Corp. and modified the Company’s capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share.

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

The acquisition of Colley Corporation, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley Corporation was the accounting acquiror for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC an Ohio limited liability company acquired 525,000 shares or 51.19% of the outstanding common stock of Colley Corporation in exchange for a cash payment of $25,000.  The Managing Member of Chicago West Pullman, LLC then became the sole member of the Board of Directors of Colley immediately following this transaction.  On June 25, 2002, the Board of Directors of Colley Corporation approved an exchange of shares of Colley Corporation with Chicago West Pullman, LLC and its members for shares of common stock of GameBanc on a one share for one share basis (the “June 25, 2002 Exchange”).  Participants in this Exchange, exchanged 7,417,618 shares of GameBanc Common Stock for 7,417,618 shares of Colley Corporation, effecting a change in control.  The Company acquired a majority interest in GameBanc Corporation as a result of this exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities and Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

The Company’s sole asset is its ownership interest in GameBanc Corporation; therefore, the information presented in the June 30 balance sheet reflects GameBanc Corporation’s operations at  June 30, 2002.  At June 30, 2002 Colley Corporation had a 51.19% ownership in these numbers.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.  The Company will continue to follow the accounting policies set forth in its annual audited financial statements filed with the U.S. Securities and Exchange Commission on its Annual Report on Form 10KSB for the year ended December 31, 2001.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, result of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending December 31, 2002.

Colley Corporation

Income Statement

For the Three Months Ended June 30, 2002

Revenues	$ 7,312

Expenses:
Cost of Sales	670
Start-up and organizational costs	12,653
Developmental expense	27,721
Rent expense	2,639
Total operating expenses	43,683

Operating loss	(36,371)

Other income(expense):	409

Loss before income taxes	(35,962)

NET LOSS	$ (35,962)

Colley Corporation

Cash Flow Statement

For Three Months Ended June 30, 2002

Net cash flows provided by operating activities:
Net loss	($35,815)

Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	12,757
Compensation related to issuance of stock options
Changes in assets and liabilities:
Prepaid expenses and other assets	324
Accounts payable	0
Accrued liabilities	5,433 --------------
Net cash used in operating activities	(17,301)

Cash flows provided by investing activities:
Acquisition of property and equipment	0
Net investment in affiliate	-------------
0

Cash flows provided in financing activities:
Borrowings(repayments) on notes payable-net
Additional payment on purchase of treasury stock
Proceeds from issuance of stock and warrants	0 --------------
0

Net increase(decrease) in cash	(17,301)

Note B – Revenues from Operations

At June 30, 2002, the Company owned 51.19% of GameBanc Corporation.  GameBanc Corporation owns and operates websites in three segments of the Internet businesses-games, digital greetings and lottery. Revenues from operations result from advertising sales on these five websites owned and/or operated by GameBanc Corporation, licensing fees for skill-based games, Internet game development for other websites and large portals, Internet marketing programs developed for government-sponsored lotteries and the provision of lottery news and information to major portals on a fee basis.  The Company has only recently entered the Skill-based game and Digital Greeting Card businesses and revenues from these businesses are not reflected in these interim financial statements.  The Company plans to rapidly expand its presence in the Skill-based games business and has plans to develop both subscription Internet games and subscription Digital Greetings as an adjunct to their existing sites. The Company also plans to expand its Government Sponsored Lottery business offering an expanded array of services to this business sector.  These services which include web-site development, database management, game development, on-line marketing services and Internet sales are marketed under the Company’s Remote Digital Accesstm package of services.  The Cash Flow Statement and the Income Statement presented represent Colley’s majority ownership of GameBanc Corporation for the period June 25, 2002-June 30, 2002.

		COLLEY CORPORATION
		PROFORMA BALANCE SHEET
		March 31, 2002

ASSETS		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT ASSETS		CURRENT LIABILITIES

Cash	798	Current maturities of long-term obligations	777,462
Notes and Accounts Receivable		Accounts Payable	1,222,355
Trade	55,252	Accrued liabilities	365,999
		Total current liabilities	2,365,816

		Long term obligations	465,000

Total Current Assets	56,050	STOCKHOLDERS'EQUITY (DEFICIT)

		Preferred stock, no par value, 10,000,000 shares
PROPERTY AND EQUIPMENT -AT COST		authorized
		Common stock, no par value; 40,000,000 shares
Equipment	283,551	authorized, 15,239,850 shares issued	1,090
Furniture and fixtures	77,075	Additional paid-in capital	71,136,266
Leasehold improvements	2,137	Accumulated deficit	(33,255,710)
Software	3,174,255		37,881,646
	3,537,018
Less accumulated depreciation and amortization	(1,864,772)
Net property and equipment	1,672,246		37,881,646

OTHER ASSETS
Investment in GameBanc	35,918,535
Intangibles, net of amortization	3,065,631
	38,984,166

	40,712,462		40,712,462

Note C – Subsequent Event

On August 12, 2002, The Company completed an Exchange Offer with all other shareholders of record of GameBanc Corporation stock.  The Company offered to exchange the Company’s stock on a one share for one share basis for the remaining shares of GameBanc Corporation stock.  Upon completion of this Exchange, the Company’s ownership of GameBanc Corporation increased to 97.4%. Company shares exchanged were restricted shares and will not be transferable until they are registered under the laws and regulations administered by the Securities and Exchange Commission or any applicable state, or unless an exemption from the registration requirements exists.

The ProForma Balance Sheet shown in this filing reflects the Company’s ownership subsequent to the completion of the August 12 Exchange Offer.

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

Note D - Summary of Significant Accounting Policies

1.

Cash and cash equivalents

     -------------------------

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.

Organization costs

     ------------------

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

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

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(2) Results of Operations, Liquidity and Capital Resources

The Company plans to engage in and expand the operations of GameBanc Corporation in the operation of Internet Websites, Internet Game Development, Internet Information Services and Internet Marketing Services.

GameBanc Corporation owns and operates websites in three segments of the Internet businesses-games, digital greetings and lottery. Revenues from operations result from advertising sales on these five websites owned and/or operated by GameBanc Corporation, licensing fees for skill-based games, Internet game development for other websites and large portals, Internet marketing programs developed for government-sponsored lotteries and the provision of lottery news and information to major portals on a fee basis.

The Company has only recently entered the Skill-based game and Digital Greeting Card businesses and revenues from these businesses are not reflected in these interim financial statements.  The Company plans to rapidly expand its presence in the Skill-based games arena and has plans to develop both subscription Internet games and subscription Digital Greetings as an adjunct to their existing sites. The Company also plans to expand its Government Sponsored Lottery business offering an expanded array of services to this business sector.  These services which include web-site development, database management, game development, on-line marketing services and Internet sales are marketed under the Company’s Remote Digital Access tm package of services.

While the Internet Skill-based games market is relatively new, initial response to these pay for play games has been very positive.  The Company has been testing this concept on its other sites, www.lottery.com and www.gameland.com for several months and has recently launched www.Skillmoney.com, that focuses exclusively on this market.  The Company has signed a contract with a major Internet portal to provide both free and skill-based games on a revenue-share basis and expects to launch this service in late summer, 2002.  The Company is pursuing other partnership agreements of this type to expand the distribution of its game product.  The company also plans to add Internet versions of well-known branded games to its sites through licensing agreements that the Company is now negotiating. There are several competitors in the skill-based pay for play market, but the Company feels it has unique game offerings that will differentiate it from its competitors.

The Company has also only recently entered the Digital Greeting Card market.  While its greeting card sites are currently free, the Company will intends to explore the subscription greeting card model established by American Greetings.  The Company also plans to expand the e-commerce offered on its site in the form of gifts that accompany digital greetings.

The Company also intends to continue its focus on the government-sponsored lottery business.  State lotteries are developing an expanded Internet presence and the Company will continue to expand its product offerings accordingly.  The Company currently has contracts with the Maryland and Ohio Lotteries to manage their databases and provide Internet marketing services.  All of these Lottery services are offered under the Company’s Remote Digital Accesstm program that offers services such as Internet game development, on-line surveys and focus groups, e-mail services, VIP Clubs, web-site development and Internet ticket sales.

Start-up funding of the Company’s GameBanc subsidiary has been provided by equity investment of private shareholders.  Ongoing operations will be funded from revenues resulting from advertising sales across the five Internet sites as well as revenues generated from subscription-based games and Pay-to-Play Skill-Based games and from Subscription-based Digital Greeting Cards.

The Company currently employs 17 full-time employees and 2 part-time employees.  With the expansion of its skill-based game and Digital Greeting businesses, the Company expects to add an additional 4-6 employees over the next year.

Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds

On June 25, 2002, 7,417,618 shares of  Colley Corporation common stock were issued pursuant to an exemption under Rule 506 of Regulation D.  This exchange is part of an exchange offer to accredited investors and to no more than 35 non-accredited investors, all of whom have represented to the Company that they possess a certain degree of knowledge and experience in financial and business matters such that each is capable of evaluating the merits and risks of an investment in the securities.  All investors received a disclosure statement containing information about Colley Corporation.  No means of general solicitation was used in connection with this offer.  The securities issued are restricted securities and may not be resold without registration unless sold pursuant to an exemption from registration.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

99

Officer Certification

(b) Reports on Form 8-K

June 18, 2002, Item 1 - Change in Control of Registrant

June 27, 2002, Item 2 - Acquisition or Disposition of Assets (Amended August 14, 2002 to include financial statements)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2002

Colley Corporation

By:

/s/Roger W. Ach, II

Roger W. Ach, II, President and

Principal Financial Officer