Form 10KSB
period 2002-06-30
GAMES INC
filed 2002-11-07
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

COMMISSION FILE NUMBER: 0-33345

GAMES, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE

75-2926440

(State or other jurisdiction of

(IRS Employer Identification

incorporation or organization)

No.)

425 WALNUT STREET, SUITE 2300 CINCINNATI, OHIO 45202

(Address of principal executive offices)  (Zip Code)

(513) 721-3900

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB [X].

The Registrant's revenue for its most recent fiscal year: $466,995

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of October 15, 2002, on the OTC Bulletin Board, was $34,170,386.

As of October 15, 2002, there were 15,982,709 shares of the Registrant's common stock outstanding.

#

GAMES, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

ITEM 2.

DESCRIPTION OF PROPERTY

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS

MATTERS

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 7.

FINANCIAL STATEMENTS

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

ITEM 10.

EXECUTIVE COMPENSATION

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14.  CONTROLS AND PROCEDURES

SIGNATURES

INDEX TO FINANCIAL STATEMENTS

GENERAL

Except for historical information, the following description of our business contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Form 10-KSB under the heading "Risk Factors."

We are a company operating in three allied areas of interactive entertainment:  Government Sponsored Lotteries, Internet Games and Digital Greetings.  In addition, we continue to develop and manage a large opt-in e-mail database of over 12,483,000 subscribers.

The Company's principal business is providing subscribers with access to entertaining proprietary content via the Internet. Over its five websites, the Company has over 25,800,000 page views and 3,800,000 user sessions per month.

We currently own and/or license and operate leading games and entertainment sites that include:

-Lottery.com

-GameLand.com

-SkillMoney.com

-Cards.com

-Regards.com

HISTORY

Games, Inc. operates in three allied areas of interactive entertainment: Government Sponsored Lotteries, Internet Games and Digital Greetings.  Games, Inc. is the result of privately-owned GameBanc Corporation entering into a transaction with publicly-traded Colley Corporation, as described  below.  Shareholders in GameBanc Corporation exchanged their shares for shares in Colley Corporation during June, July and August 2002.

Colley Corporation  (the “Company”), which changed its name to Games, Inc. on September 16, 2002, was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.

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

The Debtors' Amended Joint Plan of Reorganization was confirmed by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000.  The Amended Joint Plan of Reorganization, which contemplated the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post- reorganization Common Stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. Final Discharge occurred on October 19, 2001 with the filing of a Certificate of Completion with the Bankruptcy Court.

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

In October 2000, the Company changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the re-incorporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed the Company's name to AZ Acquisition Corp. and modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share.

On September 30, 2001, AZ Acquisition Corp. issued 525,000 shares of restricted, unregistered common stock in exchange for 100% of the issued and outstanding stock of Colley Corporation, a Delaware corporation formed on August 27, 2001. Colley Corporation and AZ Acquisition Corp. then merged with AZ Acquisition Corp. being the legal surviving corporation and the Company's corporate name changed to Colley Corporation. Colley Corporation was incorporated on August 27, 2001 under the laws of the State of Delaware to engage in the acquisition and sale of thoroughbred racing stock.

The acquisition of Colley Corporation, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley Corporation was the accounting acquirer for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC, an Ohio limited liability company, acquired 525,000 shares or 51.19% of the outstanding common stock of Colley Corporation in exchange for a cash payment of $25,000. The Managing Member of Chicago West Pullman, LLC then became the sole member of the Board of Directors of Colley immediately following this transaction. On June 25, 2002, the Board of Directors of Colley Corporation approved an exchange of shares of Colley Corporation with Chicago West Pullman, LLC and its members for shares of common stock of GameBanc Corporation ("GameBanc") on a one share for one share basis.  Participants in this Exchange, i.e., the controlling shareholders of GameBanc, exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 shares of Colley Corporation common stock, effecting a change in control.  The Company acquired a majority interest in GameBanc Corporation as a result of this exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

On July 23, 2002, Colley Corporation offered to exchange up to 8,906,866 shares of its common stock for shares of common stock and of preferred stock of GameBanc Corporation.  The exchange offer was conducted on the basis of one share of Colley common stock for one share of GameBanc common stock, and 50 shares of Colley common stock for one share of preferred stock of GameBanc.  The exchange offer remained open until August 6, 2002.  Through August 12, 2002, 7,539,582 shares of additional stock were subscribed through the exchange.  The total issued and outstanding shares of Colley Corporation were 15,982,709 shares following the consummation of the exchange.

For accounting purposes, the two exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of June 30, 2002, the Company owned 52.28% of the outstanding common stock of GameBanc.

GameBanc Corporation was incorporated in Delaware in 1996 under the name of The Lottery Channel, Inc.  It was originally created to develop cable television programming for state-sponsored lotteries.  Our mission was to make lottery play more entertaining by creating interactive games that people could play along with as they watch the lottery game show on television.

As use of the Internet became more prolific, we shifted our focus to developing lottery games that could be played over the Internet and to developing an on-line ticket sales system.

As an outgrowth of our work in the game development arena, in 1999 we purchased a website called www.GameLand.com from iXL Corp. in Atlanta.  Gameland.com has a portfolio of over 120 proprietary shockwave game engines that we can reface and use for our own sites as well as providing game packages for other major websites.

As it became evident the Internet Lottery ticket sales were not going to happen as rapidly as we had anticipated, we focused more of our attention on the games business in general, never losing sight of our ultimate goal of being an electronic lottery retailer.

In July 2001, The Lottery Channel, Inc. changed its name to GameBanc Corporation to more accurately reflect its expansion into the Internet game business.  In August 2001 the Company signed a database management contract with Maryland Lottery.

In November 2001, we launched our first digital greeting card site, www.Cards.com. We began operating our second digital greeting card site, www.Regards.com in February 2002.

In May 2002, we launched a website called www.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

In June 2002, GameBanc signed a database management contract with Ohio Lottery.

On September 16, 2002, Colley Corporation changed its name to Games, Inc.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and changed its year-end to June 30 as announced in an 8-K dated September 27, 2002.

INDUSTRY BACKGROUND

INTERNET GAMES/ DIGITAL GREETINGS/ LOTTERIES

Other than e-mail, game play is the #1 Internet activity.  This unprecedented demand has led major portals, broadcasters and publishers to include a suite of games as a means of driving traffic to, and keeping viewers on, their web sites. As reported in the IDC Interactive Consumer Services Report, Interactive Gaming Section, December 2001, "The revenue growth potential for the online gaming market is truly impressive.  Over the next five years, the industry will grow to annual revenues of $1.8 billion in 2005, representing a five-year compound annual growth rate (CAGR) of 71.69%."

Digital greetings are continuing to replace printed and mailed greetings cards with extremely impressive growth rates.  Users also are using digital greeting sites to register and record important personal dates so that they are automatically reminded and offered a wide variety of greetings to forward to friends, associates and loved ones.  Corporations also utilize digital greetings as a means of distributing coupons, advertisements, and sweepstakes entries to their customers.

The international lottery industry has reached $130 billion, $52 billion of which is attributed to domestic lottery play.  Governments are becoming increasingly dependent upon lottery revenues to fund budgets and endowments.  Internationally, a trend towards the online promotion and sale of government sponsored lottery tickets is growing and has become a generally accepted practice in many major international markets.

There are multiple drivers for growth in the on-line gaming and entertainment sector.  The first is increased Internet penetration.  The aforementioned IDC report states: "The number of US households with Internet access continues to grow, reaching an estimated 47.9% of households by the end of this year, up from 41.4% at the end of 2000."  In looking out five years, the report goes on to say:  "By this time [2005] 48.2 million households and 79.5 million individuals are expected to play PC online games.  Secondly:  "Online gaming content has proliferated throughout the year, ranging from massive multiplayer online role-playing games to iterations of easier-to-play family style games and everything in between."  Furthermore, while a significant number of users access the Internet via dial-up modems, a growing universe has invested in broadband Internet services.  This increased capacity fuels consumer appetite for more entertaining Internet content.

COMPETITION

The markets for our services are rapidly evolving and intensely competitive. In addition to internally built and supported operations, our primary current and prospective competitors include:

•

Lottery Software Companies

•

Greeting Card Companies

•

Game Companies

•

Companies that intend to offer some of the services that we offer

•

currently to a portion of our targeted customer base.

Many of our competitors have been in business longer than us, have significantly greater financial, technical, and other resources, or greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact our ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our services, either of which could harm our business, financial condition and operating results.

We believe that the principal competitive factors in our market include:

•

quality and reliability of services offered;

•

scope of supported applications and technology platforms;

•

ability to expand the operational environments supported;

•

extent to which the services offered provide a complete solution to a potential

•

customer's operations requirements;

•

technical expertise and development;

•

rapid deployment of services; quality of customer service and support;

•

and price.

GOVERNMENT REGULATION

There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.  Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the Commission for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the Commission to regulate Internet service providers and online service providers, in a manner similar to long distance telephone carriers and to impose access fees on these service providers. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our products and services.

Also it is possible that laws will be adopted or current laws interpreted in a manner to impose liability on online service providers, such as us, for linking to third party content providers and other Internet sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet upon the existing laws governing issues such as property ownership, copyright defamation, obscenity and personal privacy is uncertain, and we may be subject to claims that our services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition.

In addition, as our products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. We are qualified to do business only in the states of Ohio, Iowa and Virginia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially effect our ability to maintain our current customers.

At present, we do not collect sales or other similar taxes in respect of sales of our services through Internet purchases. However, various states have sought to impose state sales tax collection obligations on out-of-state companies similar to us. A successful assertion by one or more of these states that we should have collected or be collecting sales tax on the sale of our services could result in additional costs and corresponding price increases to our customers. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

There are currently few laws or regulations directly governing, "skill-based gaming." Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to skill-based gaming on the Internet, covering issues such as user privacy, pricing, gaming and characteristics and quality of products and services.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have or have applied for federal trademark or service mark registration of a number of names and terms, including Lottery.com, GameLand.com, SkillMoney.com, Cards.com, and Regards.com all of which are now owned by us. We have also applied for a patent covering some of our software.

We rely on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with our employees, customers, partners, and others to protect our proprietary rights.  Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to ours and independently create a similarly functioning infrastructure.  Furthermore, the protection of the proprietary rights in Internet-related industries is uncertain and still evolving.  The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Protection for the proprietary rights in the United States or abroad may not be adequate.

We intend to continue to license certain technology from third parties such as Microsoft and others, for our technologies that support business systems.  The market is evolving and we may need to license additional technologies to remain competitive.  We may not be able to license these technologies on commercially reasonable terms or at all.  In addition, we may fail to successfully integrate licensed technology into our operations.

Although we are not aware of any infringement or misappropriation of our intellectual property or similar proprietary rights, it may be anticipated that infringements and misappropriations will occur as our business grows and there is more brand loyalty attaching to our trade names and domain names.  We intend to police against infringement or misappropriation.  However, we cannot guarantee that we will be able to enforce our rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers, and domain names.

In addition, third parties may assert infringement claims against us.  We cannot be certain that our technologies or trademarks do not infringe valid patents, trademarks, copyrights, or other proprietary rights held by third parties.  We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.  Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the business.

EMPLOYEES

We currently have approximately 18 management, technical, customer support, marketing and sales, and clerical personnel. We may, from to time, review our staffing requirements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our stock involves a high degree of risk. The following information discusses the material risk factors which are unique to our company and that make an investment in our common stock risky or speculative. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected, which could cause the trading price of our common stock to decline.

RISKS PARTICULAR TO GAMES, INC.

WE HAVE HISTORICALLY OPERATED AT A LOSS, HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOWS, AND OUR LOSSES MAY CONTINUE.

We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect that the ongoing implementation of our current business plan will decrease our net losses and decrease our negative cash flows but there can be no assurance that this will happen. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, we may not be able to continue to operate our business.  Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER WE CAN REMAIN IN BUSINESS WITHOUT THE CONTINUED RELIANCE ON ADVANCES FROM RELATED PARTIES.

In its audit report dated October 21, 2002, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependent upon our obtaining additional financing for our operations.  There can be no assurance that we will be able to achieve this.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

GameBanc Corporation, our operating subsidiary, commenced operations in 1997. Accordingly, we have only a very limited operating history upon which you can evaluate our business and prospects. We face the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. Our past financial results may not be representative of our future financial results.

WE ARE DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES. IF WE ARE UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, WE COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON OUR BUSINESS OR OUR RESOURCES.

As of the date of this filing, we were late in payment of certain creditor trade payables. We have initiated contact with these vendors and have offered payment plans.  If we are unable to negotiate payment plans with the vendors, or if we are unable to execute such negotiated payment plans with those who accept such plans, we could experience a severe negative impact on our business resources, although we currently do not expect any interruption of services provided.

OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

Our revenue and operating results could vary significantly from quarter to quarter. These fluctuations could cause our stock price to fluctuate or decline. Important factors that could cause our quarterly results to materially fluctuate that are within our control include the following:

•

Difficulty managing growth;

•

Increases in necessary operating expenses;

•

Problems with our technology;

•

The amount and timing of costs associated with the development and maintenance of new products; and

•

Costs and risks associated with potential acquisitions.

Important factors that could cause our quarterly results to materially fluctuate that are not within our control include the following:

•

Introduction of new products or pricing programs by our competitors;

•

Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as our business model;

•

Variations in spending patterns by companies and consumers;

•

Technical difficulties or systems downtime affecting our services and products;

•

Business interruptions due to outside causes and forces;

•

Differences with the business practices of third parties with whom we do business;

•

Economic conditions specific to the Internet or to the digital greetings, Internet games, or Lottery businesses, as well as general economic conditions;

•

Inability to frame additional bandwidth to adequately service customer growth;

•

Customer acceptance of our products and business model; and

•

Inability to acquire or lack of availability of necessary hardware or software components.

Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base expands rapidly or unpredictably, we may not be able to efficiently utilize our infrastructure or we may not have sufficient capacity to satisfy our customers' requirements, which could harm our operating results.

OUR STOCK COULD BE THE VICTIM OF SHORT SELLING AND, IF THIS OCCURS, THE MARKET PRICE OF OUR STOCK COULD BE ADVERSELY AFFECTED.

It is conceivable that our stock could be subject to the practice of short selling. Short selling, or "shorting," occurs when stock is sold which is not owned directly by the seller; rather, the stock is "loaned" for the sale by a broker-dealer to someone who "shorts" the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in our common stock, there could be a negative effect on the trading price of our stock.

OUR SHARES ARE SUBJECT TO RULES REGULATING BROKER-DEALER ACTIVITY WITH RESPECT TO PENNY STOCKS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET FOR OUR SHARES AND OUR SHARE PRICE.

Broker-dealers who effect trades in our common stock are subject to SEC rules that regulate trading in penny stocks. Such rules require broker-dealers to provide additional warnings and risk factors pertaining to an investment in penny stocks. Such additional warnings may act to inhibit investment in our common stock, which could have a depressive effect on both the market for our shares and the trading price of our shares.

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL.  IF WE ARE NOT ABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN AND SHAREHOLDERS COULD LOSE THEIR INVESTMENT.

We need to raise additional funds through public or private debt or equity financings to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and shareholders could lose their investment.

Our future capital requirements will depend upon many factors, including the following:

•

Costs to develop and maintain our on-line hosting of hardware and software;

•

The rate at which we expand our operations;

•

The extent to which we develop and upgrade our technology;

•

The occurrence, timing, size and success of acquisitions; and

•

The response of competitors to our service offerings.

WE MAY REQUIRE VENDOR CREDIT IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

In order to execute our short-term and long-term strategic plans, we need to continue to obtain credit from our vendors. If we are unable to maintain or obtain vendor credit on favorable terms, or at all, we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We have recently negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, we cannot rely on future relationships with these vendors, which could result in limiting our purchasing and credit abilities.

FUTURE DEMAND FOR DIGITAL GREETINGS, INTERNET GAMES AND LOTTERY SERVICES IS HIGHLY UNCERTAIN.

The markets for Digital Greetings, Internet Games and Lottery Services have only recently begun to develop and are evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of our services. The market for our services may never become viable or grow further. If the market for our services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected.

IF WE ARE UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS AND HARDWARE COMPONENTS FROM CERTAIN VENDORS, WE WILL BE UNABLE TO DELIVER OUR SERVICES.

We rely on third-party suppliers, including Microsoft and Dell to provide us with key software applications and hardware components for our infrastructure. Certain components or applications are only available from limited sources. If we are unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, may substantially inhibit our ability to deliver our services.

RAPID GROWTH IN OUR BUSINESS DUE TO AN INCREASE IN THE NUMBER OF CUSTOMERS UTILIZING OUR PRODUCTS AND SERVICES COULD STRAIN OUR OPERATIONAL AND FINANCIAL RESOURCES AND CAUSE US TO LOSE CUSTOMERS AND INCREASE OUR OPERATING EXPENSES.

Any increase in the volume of users of our products and services could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

•

Expand and upgrade our hardware and software systems;

•

Expand and improve our operational and financial procedures, systems and controls;

•

Improve our financial and management information systems;

•

Expand, train and manage a larger workforce; and

•

Improve the coordination among our product development, sales and marketing, financial, accounting and management personnel.

We cannot assure you that our current level of personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of our products and services could cause us to lose customers and could materially increase our operating expenses.

IF WE DO NOT INCREASE AWARENESS OF OUR PRODUCTS AND SERVICES, OUR ABILITY TO REACH NEW CUSTOMERS WILL BE LIMITED.

Our future success will depend, in part, on our ability to increase awareness of our products and services. To do so, we must succeed in our marketing efforts, provide high-quality products and services, and increase traffic to our Websites. If our marketing efforts are unsuccessful, or if we cannot increase our brand awareness, we may not be able to attract new customers and increase our revenues.

WE DEPEND HEAVILY ON THE EFFORTS OF OUR OFFICERS AND SENIOR MANAGEMENT.

Our success depends, to a significant extent, upon the efforts and abilities of Roger W. Ach, II, President, Chairman of the Board and Chief Executive Officer, as well as on the efforts of other officers and senior management. Loss of the services of any or all of our executive management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan.

THERE IS INTENSE COMPETITION FOR QUALIFIED TECHNICAL PROFESSIONALS AND SALES AND MARKETING PERSONNEL, AND, OUR FAILURE TO ATTRACT AND RETAIN THESE PEOPLE COULD AFFECT OUR ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES AND TO INCREASE OUR REVENUES.

Our future success also depends upon our ability to attract and retain qualified technical professionals and sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND, WE MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

Our services are highly dependent upon proprietary technology. In addition, we rely on contracts, confidentiality agreements, and copyright, patent, trademark, and trade-secrecy laws to protect our proprietary rights in our technology. We have also obtained, or are pursuing, several trademark, copyright, and patent registrations for our various product names. The protective steps we have taken may not be adequate to deter misappropriation of our proprietary information. In addition, some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of a licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  Failure to adequately protect our intellectual property could harm our brand name, devalue our proprietary content, and affect our ability to compete effectively. Furthermore, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition. Also, it is possible that our competitors or others will adopt product or service brands similar to ours, possibly leading to customer confusion.

DISRUPTIONS TO THE DATA CENTERS, OR TO THE OFFSITE BACKUP STORAGE FACILITIES OF THIRD PARTIES WITH WHOM WE DO BUSINESS, COULD MATERIALLY AFFECT OUR BUSINESS.

The continued and uninterrupted performance of our computer systems, and of the backup storage facilities of third parties with whom we do business, are critical to our success. Any system failure that causes interruptions in our ability to deliver our services to our customers, including failures that affect our customers' abilities to access our hosted hardware, software, and stored data, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services or result in material liabilities or costs.

Our hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of the data centers and those of third parties. We offer offsite back-up storage of data for all customers. The current data centers, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data centers are damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system, or to the systems, applications, or data of our customers, could delay or prevent delivery of our services and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our services. Substantially all of our computer and communications hardware is located at one facility, and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data centers, we could lose customers or fail to attract new customers.

WE COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM OUR CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

Our business depends upon our ability to securely transmit confidential information between the data centers, third-party backup locations, and the servers of our customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause.  The occurrence of any of these events could cause us to lose customers, cause harm to our reputation, and expose us to material liability.

WE DEPEND ON LICENSED SOFTWARE APPLICATIONS.

We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data centers and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft, that allow us to host some of their software applications or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our ability to do business would be severely inhibited.

THE HARDWARE AND SOFTWARE WE USE IS COMPLEX AND MAY CONTAIN DEFECTS.

Our service offerings depend on complex hardware and software that may contain defects, particularly when initially introduced or when new versions are released. Although we test internal and third party software applications prior to deployment, we may not discover software defects that could affect our new or current services or enhancements until deployed. These defects could cause service interruptions or the loss of data, which could damage our reputation, increase our operating costs, impair our ability to generate or collect revenue, delay market acceptance or divert our management and technical resources. Any software modifications we perform as part of our integration services could cause problems in application delivery. Also, because we offer an open-source software solution to our customers, they are likely to hold us accountable for any problems associated with their software, even if the manufacturer caused the problem or defect. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects and provide only limited warranties. As a result, we may have no recourse against the providers of defective software applications.

PROFIT MARGINS ON CERTAIN PRODUCTS OR SERVICES MAY DECLINE OVER TIME.

Profit margins may be adversely affected by increases in labor or other costs, heightened price competition, changes in channels of distribution, or in the mix of products and services sold. We have recently introduced several new services, and we plan to release additional new services in the future. If costs associated with new services are greater than we have experienced historically, gross margins may be adversely affected.  We continue to expand third party and indirect distribution channels, which generally result in reduced profit margins.

WE ARE INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND, THEREFORE, OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

We are involved in litigation incidental to our business and this may or may not have a material impact on our financial condition.  See "Legal Proceedings."

WE PLAN TO GROW, IN PART, THROUGH MERGERS WITH AND ACQUISITIONS OF OTHER COMPANIES, HOWEVER, WE MAY NOT BE ABLE TO IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

Our business strategy contemplates that we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with certain acquisition targets, there is no assurance that we will complete any such acquisitions or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could materially affect our ability to maintain our business.

MANY COMPANIES USE COMPANY NAMES AND DOMAIN NAMES SIMILAR IN SOUND OR SPELLING TO OUR NAMES.  INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US FOR THE USE OF OUR NAMES, OR NAMES SIMILAR IN SOUND OR SPELLING, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAMES IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE SUCH NAMES, WHICH MAY BE EXPENSIVE, OR CHANGE OUR NAMES, WHICH MAY ALSO BE EXPENSIVE.

We are aware that other companies have claimed use of names similar to "Games, Inc." and our domain names for products or services similar to our own. We are attempting to register "Games, Inc." as a trademark in the United States, Europe, and Canada. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "Games, Inc." name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert our management's attention and resources and require us to enter into costly royalty or licensing agreements.  In addition, if any company in our industry is able to establish a use of the "Games, Inc." name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we were unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could divert management attention and complicate our ability to do business.

OTHERS MAY SEIZE THE MARKET OPPORTUNITY WE HAVE IDENTIFIED BECAUSE WE MAY NOT EFFICIENTLY EXECUTE OUR STRATEGY.

If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified.  Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

•

Negotiate effective strategic alliances and develop economically attractive service offerings;

•

Attract and retain customers;

•

Attract and retain highly skilled employees;

•

Integrate acquired companies into our operations; and

•

Evolve our business to gain advantages in an increasingly competitive environment.

In addition, although some of our management team has worked together in the past, there can be no assurance that we will be able to successfully execute all elements of our strategy.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE, AND RAPID OBSOLESCENCE OF CURRENT SYSTEMS. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY ADVERSELY DECLINE.

We must continually buy new computer hardware and license new computer software systems to effectively compete in our industry. Our software delivery methodologies must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands.

There is no assurance that we will successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

WE HAVE NOT INDEPENDENTLY VERIFIED THE RELIABILITY OF MARKET DATA CONTAINED HEREIN AND SUCH DATA MAY BE INCOMPLETE AND/OR INACCURATE.

Market data used within this report was obtained from internal sources and from industry publications. Such industry publications typically contain a statement to the effect that the information contained therein was obtained from sources considered to be reliable, but that the completeness and accuracy of such information is not guaranteed. While we believe that the market data presented herein is reliable, we have not independently verified such data.  Similarly, market data supplied by internal sources, which we believe to be reliable, has not been verified by independent sources.

THIRD PARTY REPORTS AND PRESS RELEASES ARE ISSUED BY ANALYSTS NOT PRIVY TO CERTAIN NON-PUBLIC FINANCIAL INFORMATION AND ANY PURCHASE OF OUR SECURITIES BASED ON FINANCIAL ESTIMATES PROVIDED BY ANALYSTS OR THIRD PARTIES IS DONE ENTIRELY AT THE RISK OF THE PURCHASER.

We do not currently make financial forecasts or projections, nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third party reports. We do not currently participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

We periodically issue press releases to update stockholders on new developments relating to Games, Inc. and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance. Readers are cautioned that such statements are only predictions, and actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others we identify in documents we file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RISKS RELATED TO OUR INDUSTRY.

THE FAILURE OF THE INTERNET TO GROW OR REMAIN A VIABLE COMMERCIAL MEDIUM COULD HARM OUR GROWTH.

Our success depends in large part on the maintenance of the Internet infrastructure as a reliable network frame that provides adequate speed, data capacity, and security. Our success also depends on the timely development of products and services that enable reliable Internet access and services. The Internet may continue to experience significant growth in the number of users, frequency of use and amount of data transmitted. The Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability if the number of people who use the Internet does not continue to grow. A number of factors, including unreliable service, unavailability of cost-effective, high-speed access to the Internet or concerns about security, could impede this growth. The infrastructure or complementary products and services necessary to maintain the Internet, as a viable commercial medium may not be developed, and, as a result, the Internet may not continue to be a viable commercial medium for us.

IF THE GOVERNMENT ADOPTS REGULATIONS THAT CHARGE INTERNET ACCESS FEES OR IMPOSE TAXES ON SUBSCRIPTIONS TO OUR WEB-BASED PRODUCTS, OUR OPERATING EXPENSES WILL INCREASE.

Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charge for our services to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on our Website, increase our operating expenses, or otherwise adversely affect our business.

OUR INDUSTRY IS RAPIDLY CHANGING AND IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY DECLINE.

Our industry is characterized by rapidly changing technology with continuous improvements in both computer hardware and software. If we do not respond effectively and on a timely basis to rapid technological change in our industry, we will not be able to effectively sell our services and our sales will materially decline. We must continually purchase new computer hardware and license new computer software systems to effectively compete in our industry. In addition, our software delivery methodologies must be able to support changes in the software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. And moreover, we rely on software providers to produce software that keeps pace with our customers' demands.

We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis; in addition, new technologies, services, or enhancements we use may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

RISKS RELATED TO OUR COMMON STOCK

CONTROL BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON OUR STOCKHOLDERS.

As of October 15, 2002, our directors, executive officers, and their affiliates beneficially owned approximately 50.26% of our outstanding common stock. Roger W. Ach, II, our chairman of the board, chief executive officer and president, beneficially owns approximately 40.46% our outstanding common stock. Carol A. Meinhardt, our chief operating officer, secretary and treasurer, beneficially owns approximately 9.23% of our outstanding common stock. As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control our management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of our common stock.

THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS.

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to factors such as:

•

Actual or anticipated variations in quarterly operating results;

•

Announcements of technological innovations;

•

New sales methodologies, contracts, products or services by us or our competitors;

•

Changes in financial estimates by securities analysts;

•

Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Additions or departures of key personnel;

•

Sales of common stock; and/or

•

Other general economic or stock market conditions, many of which are beyond our control.

In addition, the stock market, in general, and the market for Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many Internet-related technology companies' stock were at or near unprecedented levels in the past two years; however, such levels have recently given way to a depressed stock price for these companies, and there can be no assurance that these trading prices will increase again. Such fluctuation may materially adversely affect the market price of our common stock, regardless of our operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources.

ITEM 2.  DESCRIPTION OF PROPERTY

We have leased, through March 31, 2006, facilities, which consist of approximately 3,712 square feet and are located in Cincinnati, Ohio. We currently pay an annual base rent of $121,500 for the use of these facilities. These facilities house all of our departments, such as, sales, customer, technical and administrative services. In addition, three of our employees work from their homes.

ITEM 3.  LEGAL PROCEEDINGS

Current Litigation

Charles Mintz, David Alpert and Promo Travel International, Inc. v. The Lottery Channel, Inc., Case Number 1-01-CV-1740, United States District Court, Northern Division of Georgia, Atlanta Division, Suit filed July 2, 2001.

This litigation results from an aborted merger in 2001 between the Lottery Channel, Inc and Promo-Travel, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that we would pay the plaintiffs $300,000 and they agreed to return approximately 1.3 million shares of our stock they received under the merger agreement.  A liability in the amount of $300,000 has been recorded in connection with the original purchase.

They never returned the stock certificates so we refused to pay the $300,000.

They are suing us in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement.  We have asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.

Court-ordered, non-binding mediation was unsuccessful, but we are continuing our efforts to resolve this matter.

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

This lawsuit is related to our aborted merger with Bingo.com.  We had previously purchased the domain name Lottery.com from a principal of this Company.  After we called off the merger, Bingo.com filed a lawsuit alleging that we had failed to provide them with publicly traded stock as called for in our purchase agreement for the domain name, lottery.com.  We are currently attempting to resolve these claims.  If necessary, we will assert a counterclaim against Bingo Inc. and its principal for damages we incurred relating to the failed merger.  No liability has been recorded associated with this litigation as we do not believe the ultimate outcome will result in a liability to the Company.

William Mayhew and David Erce v. The Lottery Channel, Inc. and Game Banc Corporation, David Erce, William Mayhew, Dale Mayhew, Mitchell Peskin, John Lauder, Darrin Weber, James Sweeney, Randall Jacklin, Joseph Zinnecker, John Christoper, Thomas O'Connell, Steven Ziegle and Rob Schoder v. The Lottery Channel, Inc. and Game Banc Corporation

Case Numbers C-1-02-225 and C-1-02-465 (consolidated), United States District Court, Southern District of Ohio at Cincinnati, Suit filed May 31, 2002.

This action results from our asset purchase of the website lottoballs.com.  We purchased this site for stock and for promissory notes to the principals.  The promissory notes were due and payable one year after signing the purchase agreement.  During that year, Lottoballs was obligated to give us closing financials and to pay us receivables that were on their books at closing but that were uncollected.  Those monies were never paid over to us and we did not receive the financial accounting in a timely fashion.  Furthermore, their software, the major asset we acquired, did not function properly.  They refused to fix it and we were forced to take the site down in July 2001.  We notified them of the problems, asked repeatedly for financial accounting and when we did not receive it, we told them we were going to pursue action against them.  They have filed suit against us for payment of the promissory notes.  Our counterclaims seek to recover costs we incurred in repairing the software and damages arising from their misrepresentations and breach of contract.  The Lottoballs shareholders were all Lottery Channel, Inc. (now called GameBanc Corporation) shareholders and most have exchanged their Lottery Channel, Inc. shares for Colley shares.  A liability in the amount of $347,900 has been recorded in connection with the original purchase.

In a separate but consolidated lawsuit, two of the Lottoballs principals, Erce and Mayhew, are suing for an alleged breach of their employment contracts.  We contend that the employment agreements are unenforceable.  Even if the contracts are enforceable, we allege that Erce and Mayhew breached them.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of our Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when we were attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  To date, Mr. Hunter's collection efforts have been unsuccessful.  We have made attempts to settle this case but, so far, they have been rejected.  A liability has been recorded for this exposure.

Litigation is expensive for us. If these or other suits are determined against us, and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, litigation diverts our management's attention and resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 16, 2002, our shareholders, acting by majority written consent as permitted by Delaware corporate law, voted to amend our Certificate of Incorporation to change our corporate name from Colley Corporation to Games, Inc.  A total of 8,064,582 of our outstanding shares were voted in favor of this action.  There were no votes against.

On September 16, 2002, our shareholders, acting by majority written consent as permitted by Delaware corporate law, voted to adopt a Long-Term Stock Incentive Plan.  A total of 8,064,582 of our outstanding shares were voted in favor of this action.  There were no votes against.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

As of June 30, 2002 and December 31, 2001, the Company had approximately 975 and 983 holders of record of its Common Stock, respectively.  Outstanding shares of the Company's Common Stock at those dates totaled 8,443,127 and 1,025,509 respectively.  The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

During 2001, the Company filed a request for clearance for quotation on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Colley Corporation to allow the Company's common stock to trade under the symbol "COLY" on February 1, 2002.

The following table sets forth, for the periods indicated, the high and low bid and ask prices for the common stock as reported on OTC Bulletin Board.

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

-------------------------------------------------------------------------------------------------

FISCAL YEAR

QUARTER

BID

-------------------------------------------------------------------------------------------------

HIGH

LOW

-------------------------------------------------------------------------------------------------

2001

September 30, 2000

No Posted Trades

-------------------------------------------------------------------------------------------------

December 31, 2000

No Posted Trades

-------------------------------------------------------------------------------------------------

March 31, 2001

No Posted Trades

-------------------------------------------------------------------------------------------------

June 30, 2001

No Posted Trades

-------------------------------------------------------------------------------------------------

2002

September 30, 2001

No Posted Trades

-------------------------------------------------------------------------------------------------

December 31, 2001

No Posted Trades

-------------------------------------------------------------------------------------------------

March 31, 2002

$0.02

$0.02

-------------------------------------------------------------------------------------------------

June 30, 2002

$4.75

$0.02

-------------------------------------------------------------------------------------------------

HOLDERS OF OUR COMMON STOCK

On October 15, 2002, the last reported sale price for our common stock on the OTC Bulletin Board was $4.25 per share.  On October 15, 2002, there were 997 stockholders of record of our common stock.

DIVIDENDS

Holders of our common stock are entitled to dividends when, as and if declared by the board of directors out of funds legally available therefore.  We have never paid cash dividends on our common stock, and management intends, for the immediate future, to retain any earnings, if any, for the operation and expansion of our business.  Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, our financial condition and such other factors that our board of directors may consider.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this prospectus under "Risk Factors."

RESULTS OF OPERATIONS

We incurred a net loss of $5,278,234 and $6,799,943 for the years ended June 30, 2002 and 2001, respectively. The respective annual losses resulted primarily from:

•

providing discounted or free services as we marketed our products and services,

•

initial and continuing network, infrastructure, and research and development costs associated with both operational and the start-up of operations, salaries, deferred compensation and other employee related benefits, and

•

professional and consulting fees

•

write-off of software and intangibles

Total revenue for the years ended June 30, 2002 and June 30, 2001 was $466,995 and $849,129, respectively.

	Year Ended June 30, 2001 ------------------------		Year Ended June 30, 2002 ------------------------
Revenue Source -----------	Amount -----------	Percent of Total -----------	Amount -----------	Percent of Total ----------
1. Internet games	$636,847	75%	$343,732	73.6%

2. Digital Greetings	127,369	15%	77,545	16.6%

3. Lotteries	84,913	10%	45,818	9.8%

Total	$849,129	100.0%	$466,995	100.00%

The decrease in revenue can be directly attributed to the drop in advertising rates on our websites.  Ad advertising rates on our websites dropped from $6 per CPM (cost per 1000 impressions) to $1 per CPM from 2001 to 2002.  Offsetting that decrease slightly was an increase in the number of impressions, as we dropped two poorly performing websites and replaced them with higher quality websites.  Ad advertising rates have continued to remain at the levels reached in 2002 and there can be no assurance that they will return to 2001 levels.  Prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending June 30, 2003. We expect future revenue from all sources to trend away from our practice of providing discounts and free offerings experienced in the fiscal years 2001 and the fiscal 2002, as we continue to develop our sales, implement our sales and marketing strategies, increase consumer understanding and awareness of our services, and prove our business model.

Our continued growth is significantly dependent upon our ability to generate sales relating to our subscription and skill-based game services. Our main priorities relating to revenue are:

•

increase market awareness of our products and services through our strategic marketing plan,

•

growth in the number of customers,

•

continue to accomplish technological economies of scale, and continue to streamline and maximize efficiencies in our business model.

COSTS AND EXPENSES

During the fiscal 2002, we incurred operating expenses of $6,095,382.  This represents a decrease over the prior year of $7,455,243, primarily as a result of lower marketing and sales expenses ($1,082,863 in 2001 compared to $219,848 in 2002), since the Company reduced its Florida and other staff from 26 employees to 18 employees.  In addition, the company experienced small decreases in General and Administrative expenses and Research and Development expenses as a result of fewer offices and fewer employees working in those functions.  The Company also amortized fully in 2002 an intangible asset in the amount of approximately $250,000 that had been on its books at the end of 2001 but was not being utilized in 2002.  This, along with a change in amortization periods for intangible assets from 20 to 5 years, resulted in an increase in amortization expense.  During the years ended June 30, 2002 and 2001, the Company determined that certain software and websites were no longer being used.  Therefore, the Company wrote off the assets which had carrying values of 1,923,553 (2002) and 2,015,670 (2001).

Interest income decreased from $176,147 to $71,375 primarily due to a change in the note receivable from our President and CEO that was settled through the return of common stock during fiscal year 2002.  Interest expense increased from $17,205 to $158,817 due to higher debt levels, principally due to note payable in connection with cards.com, as well as interest expense in connection with the beneficial conversion of debt converted to preferred stock.  The Company recorded $472,991 in forgiveness of debt income related to the reversal in 2002 of payables on the books at the end of fiscal 2001 that the Company no longer termed bona fide.  These amounts were written off as the Company no longer believes that they represent liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $16,513 as of June 30, 2002, and $3,263 at June 30, 2001, and a deficit working capital of $2,315,148 and $2,158,056 at the same dates, respectively. For the year ended June 30, 2002, we used cash in our operating activities totaling $1,807,810.

We finance our operations and capital requirements primarily through loans from related parties and the issuance of common stock and the exercise of options and warrants. For the years ended June 30, 2002 and 2001, we received cash totaling $1,900,000 and $2,586,037 from the issuance of common stock, convertible notes and the exercise of options and warrants, respectively.

As of June 30, 2002, we had $2,362,664 in current liabilities.

We have $208,068 in short-term related party promissory notes to related parties.

We currently have no material commitments for capital requirements. If we were forced to purchase new equipment to replace the equipment we currently lease, any new leases would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we consummate acquisitions, we may need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financings to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. Our ability to raise capital in the future may be difficult. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

Management believes that the Company will need approximately $2,500,000 to fund operations during the next 12 months.

SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared in accordance accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  The Company believes the flowing are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Capitalized Game Development Costs

The Company capitalizes game development costs when technological feasibility has been established.  Costs not qualifying for capitalization are expensed as incurred.  At each balance sheet date the Company evaluates the estimated net realizable value of each product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as "impressions", or times an advertisement appears in pages viewed by users of the Company's online properties, are delivered.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") has issued Statement No. 145, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146").  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  FAS 146 replaces Issue No. 94-3.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  FAS 146 is not expected to have any material effect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").  FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be disposed of" ("FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121.  FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset.  FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and established a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities.  FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  Games, Inc. adopted FAS 144 during fiscal year 2002 and such adoption did not have a material impact on its financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").  Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment.  The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued.  The Company adopted the new standard effective August 1, 2001.  However, FAS 142 had no effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 through F-20 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 27, 2002, we reported in our Form 8-K, that we approved King Griffin & Adamson PC (KGA) as our new accountants for the year ended June 30, 2002. KGA is located in Dallas, Texas.

On July 22, 2002, we reported in our Form 8-K that our independent certified accounting firm S.W. Hatfield CPA resigned effective July 15, 2002.

Up to and including the present, there have been no disagreements between our independent certified accounting firm and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. All audit opinions on our financial statements since the inception of the company indicated there was substantial doubt regarding our ability to continue as a going concern.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Roger W. Ach, II, Chairman, President and CEO, age 59.  Prior to founding the Company in 1995, Mr. Ach was the Chairman of American Steel & Wire Corp., Chicago West Pullman Transportation Corporation and Vortec Corporation.  Prior to that, he spent 20 years in the investment banking and brokerage industries, including serving as Managing Director at Prudential Bache Securities and as Partner at Oppenheimer & Co.  Mr. Ach is also the Managing Member of Chicago West Pullman, LLC, a Cincinnati-based investment holding company.

Carol A. Meinhardt, Executive Vice President and Chief Operating Officer, age 55.  Ms. Meinhardt has been an officer and director of GameBanc Corporation since its founding in 1995.  Prior to joining GameBanc, Ms. Meinhardt was Assistant Vice President of Chicago West Pullman Corporation, an investment holding company based in Cincinnati, Ohio.  From 1970-1989 Ms. Meinhardt was employed at DuBois Chemicals, a Cincinnati-based specialty chemical company, where she served in various administrative and management capacities.

William M. Schult, Age 41, Senior Vice President - Chief Financial Officer. Mr. Schult joined the Company on September 3, 2002 and was elected an officer of the company by the board of directors on October 23, 2002. Prior to joining the Company, he served as Executive Vice President --Chief Financial Officer, Treasurer and Secretary of International Knife & Saw, Inc., where he worked from 1995 - 2002. Prior to that, Mr. Schult served in several capacities at Siemens Corporation from 1987 until 1995. Prior to that, Mr. Schult held various accounting and auditing positions with the Allen Group, Salomon Brothers and Coopers & Lybrand.

Jeffrey S. Perlee, age 39, has been the Managing Director of GameBanc Corporation since 1999.  From June, 1995 until his employment with GameBanc Corporation, he was the Director of New York Lottery.  Before he joined the New York Lottery, he was General Counsel for The Illinois Lottery from March, 1993 to June, 1995.

Edwin J. Rigaud, Director, age 59, has been the President of the National Underground Railroad Freedom Center since 2001.  Prior to that he was employed by Procter & Gamble for 30 years in many capacities including Vice President, General Manager and Business Unit Manager.

Thomas C. Joseph, Director, age 58, has been the CEO of MAN-O Products, Inc. since 1996.  Previously he was in the home furnishing industry involved in sales and marketing.

Chad P. Wick, Director, age 60, has been the President and CEO of KnowledgeWorks Foundation since 1998.  Prior to joining KnowledgeWorks Foundation, he co-founded RISE Learning Solutions, a non-profit organization.

Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

#

ITEM 10.  EXECUTIVE COMPENSATION.

The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Chief Executive Offer and the other executive officers whose compensation exceeded $100,000 during the last fiscal year.  This table reflects the amounts such persons earned or received as employees of GameBanc during the fiscal years of GameBanc indicated.  The GameBanc fiscal year is from July 1 through June 30.

Summary Compensation Table

		Annual Compensation -----------------------------			Long-Term Compensation Awards ------------------
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Comp.	Rest. Stock Award	Securities Underlying Options/ SAR (#)[8]	All Other Compensation
Roger W. Ach, II President, Chief Executive Officer, GameBanc	2002 2001 2000	250,000 250,000 250,000	0 0 0	150,025[9] 0 0	0 0 0	50,000 25,000 100,000	0 0 0
Carol A. Meinhardt Executive Vice President/Chief Operating Officer, GameBanc	2002 2001 2000	90,000 82,500 60,000	0 0 0	190,625[9] 0 0	0 0 0	50,000 25,000 25,000	0 0 0

8These numbers represent options to purchase shares of GameBanc common stock. These options will become options to purchase shares of Games, Inc. common stock following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, and following an anticipated conversion or exchange of such options at a future date on the same basis as all other GameBanc option holders.

9Deferred compensation.

Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, each of the independent directors will receive options to purchase 10,000 shares of Games, Inc. upon election or appointment to the Board of Directors and additional options to purchase 10,000 shares for each year of service on the Board of Directors. There are no other standard arrangements pursuant to which the directors of Games, Inc. will be compensated for services provided as a director.

Games, Inc. has executed employment agreements with Roger W. Ach, II and Carol A. Meinhardt.  Pursuant to these employment agreements, which have been approved by the Board of Director, the executive officer is entitled to receive severance compensation equal to 2.99 times the sum of such officer's salary and any bonus paid in the preceding 12 month period in the event of (i) the failure of the Company to elect or reelect or to appoint the officer; (ii) a material change by the Company in the officer's functions, duties, or responsibilities which change would cause the officer's position with the Company to become of less dignity, responsibility or scope; (iii) the liquidation or dissolution, or consolidation, merger or other business combination (including assumption of control by a shareholder or consortium of shareholders) of Games, Inc., or transfer of all or substantially all of its assets, unless any such consolidation, merger or other business combination does not adversely affect the officer's position; and (iv) any material breach of this Agreement by Games, Inc.  The officer is entitled to severance compensation in an amount equal to the sum of the officer's salary and bonus paid in the preceding 12 months if these employment agreements expire and similar employment agreements are not executed.  In addition to the above severance payments, the officer's participation in Company-sponsored medical and dental insurance benefit plans will be continued at the Company's expense for a maximum period of eighteen months so long as the officer is alive and not otherwise employed.  Mr. Ach is entitled to annual compensation of $375,000 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.  Ms. Meinhardt is entitled to annual compensation of $150,000 and is eligible to receive a bonus up to 50% of her base annual salary as determined by the Compensation Committee of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes set forth certain information with respect to the beneficial ownership of our common stock as of July 31, 2002, for the following:

-

Each of our directors and executive officers

-

All directors and executive officers as a group, and

-

Each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock who is not an officer or director

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date	Amount and Nature of Ownership Following GameBanc Exchange[1]	Percent of Class Following GameBanc Exchange
Roger W. Ach, II 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	6,467,618[2]	76.6%	6,467,618[1]	40.46%
Carol A. Meinhardt 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,475,000[3]	17.47%	1,475,000[3]	9.23%
Chicago West Pullman, Ltd. 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	3,290,878	38.98%	3,290,878	20.53%
Roger W. Ach, II Family Trust U/t/a/dated May 31, 2002 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,000,000	11.84%	1,000,000	6.26%%%

1 As described in the previous section, 7,539,582 shares of additional stock were subscribed for through the GameBanc Exchange as of August 12, 2002. The total issued and outstanding shares of Colley Corporation is 15,982,709 shares following the consummation of the GameBanc Exchange as determined at August 12, 2002.

2 Includes 3,076,740 shares owned directly by Mr. Ach, 3,290,878 shares owned by Chicago West Pullman, LLC of which Mr. Ach is the managing member and majority owner, and 100,000 shares owned by Mr. Ach as the trustee of the Janice M. Meinhardt Irrevocable Trust. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed herein and upon a subsequent conversion or exchange of Mr. Ach's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Mr. Ach will possess options to purchase 2,061,500 additional shares of common stock of Games, Inc.

3 Includes 75,000 shares owned by Ms. Meinhardt directly, 1,000,000 shares owned by Ms. Meinhardt as the Trustee of the Roger W. Ach, II Family Trust and 400,000 shares owned by Ms. Meinhardt as the Trustee of four separate irrevocable trusts established for the benefit of Mr. Ach's adult children. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, and upon a subsequent conversion or exchange of Meinhardt's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Ms. Meinhardt will possess options to purchase 389,400 additional shares of common stock of Colley Corporation.

Walter E. Bartlett[7] 7352 River Point Lane Cincinnati, Ohio 45255	Common Stock	0[5]	0%	25,000[5]	0.16%
Thomas C. Joseph 3437 Mooney Avenue Cincinnati, Ohio 45208	Common Stock	0[5]	0%	0[5]	0%
Jeffrey S. Perlee 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	0[6]	0%	0	0%
Edwin J. Rigaud 3639 Vineyard Place Cincinnati, Ohio 45226	Common Stock	0[5]	0%	25,000[5]	0.16%
Chad P. Wick 7923 Hopper Road Cincinnati, Ohio 45255	Common Stock	0[5]	0%	39,833[5]	0.25%

5 Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002,, Mr. Bartlett, Mr. Joseph, Mr. Rigaud and Mr. Wick will each receive stock options to purchase 10,000 shares of common stock of Games, Inc.

6 Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, and upon a subsequent conversion or exchange of Mr. Perlee's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Mr. Perlee will possess options to purchase 310,000 shares of common stock of Games, Inc.

7 Resigned from Board on September 3, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and CEO, Roger W. Ach, II, and its Chief Operating Officer, Carol A. Meinhardt, are also members of Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company.  Pursuant to an agreement between the Company and CWP, dated September 6, 2001, CWP advances funds to the Company to cover operating expenses.  As of June 30, 2002, the Company had a liability of $186,261 to CWP.  The agreement is filed as Exhibit 10.4 to this Form 10-KSB.  The Company also had a liability to Mr. Ach for $21,807 in connection with funds advanced.

Additionally, as part of an agreement reached during fiscal year 2001, CWP returned 1,000 shares of preferred stock during fiscal year 2002.

During fiscal year 2001, the President and controlling shareholder of GameBanc purchased 3,568,750 shares of common stock at $1 per share in exchange for a $3,568,750 note receivable.  The note bears interest at 6% and did not have a specified due date.  During fiscal year 2002 and 2001, various other transactions with the President, principally deferred compensation and accrued interest, were included in this note.  The net amount of the note was classified as a component of stockholders' equity at June 30, 2001.  In November 2001, the President returned 1,271,410 shares of common stock to the Company to retire the outstanding balance of the note, $1,271,410.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1*

Registrant's Certificate of Incorporation

3.2*

Certificate of Merger of AZ Acquisition and Colley Corporation (which certificate effected amendments of the Certificate of Incorporation of AZ Acquisition Corp.)

3.3

Certificate of Amendment of Certificate of Incorporation dated September 16, 2002 (changing name to Games, Inc.)

3.4*

Registrant's Bylaws

10.1

Purchase Agreement dated June 1, 2001 between the Registrant's subsidiary Gamebanc Corporation (formerly Lottery Channel, Inc.) and Nielsen Enterprises

10.2

Employment Agreement dated September 30, 1998 between the Registrant and Carol Meinhardt

10.3

Employment Agreement dated September 30, 1998 between the Registrant and Roger W. Ach

10.4

$1,000,000 Promissory Note issued by Registrant to Chicago West Pullman Corporation

10.5

Qualified Retirement Plan and Trust of Registrant

Exhibit 99 - Certification

*Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.

(b)

Reports on Form 8-K

We filed Forms 8-K on July 22, 2002 reporting the resignation of our prior audit firm and on September 27, 2002 reporting our retention of a new audit firm and our change of name to "Games, Inc."

ITEM 14.  CONTROLS AND PROCEDURES

Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Report.  Accordingly, the required disclosure as to whether or not there have been any significant changes in the Company's internal controls, or in other factors that could affect those controls, subsequent to such an evaluation is not applicable to the Company.

#

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMES, INC.

/S/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: November 6, 2002

SIGNATURES

TITLE

DATE

---------------------

-----------------------------

------------

/S/ ROGER W. ACH, II

Chief Executive Officer,

November 6, 2002

President and Chairman of

the Board

---------------------

Roger W. Ach, II

/S/ CAROL A. MEINHARDT

Executive Vice-President

November 6, 2002

Chief Operating Officer,

Secretary, Treasurer and

Director (Principal Accounting

Officer)

---------------------

Carol A. Meinhardt

/S/ THOMAS C. JOSEPH

Director

November 6, 2002

---------------------

Thomas C. Joseph

#

CERTIFICATIONS

--------------

I, Roger W. Ach, II, certify that:

1. I have reviewed this annual report on Form 10-KSB of Games, Inc.;

2. Based on my  knowledge, this annual  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 6, 2002

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

#

I, Carol A. Meinhardt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Games, Inc.;

2. Based on my  knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial  statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 6, 2002

/s/Carol A. Meinhardt

Carol A. Meinhardt

Chief Financial Officer

#

EXHIBIT 99

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Games, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Roger W. Ach, II, Chief Executive Officer, and Carol A. Meinhardt, Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 6, 2002

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

Date:  November 6, 2002

/s/Carol A. Meinhardt

Carol A. Meinhardt

Principal Financial Officer

#

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

F-2

Independent Auditors' Report

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders' Equity (Deficit)

F-6

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-10

#

INDEPENDENT AUDITORS' REPORT

Board of Directors

Games, Inc.

We have audited the accompanying consolidated balance sheet of Games, Inc. (formerly Colley Corporation) and Subsidiary (the "Company") as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Games, Inc. and Subsidiary as of June 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred a net loss before non-controlling interest of $5,278,234 and negative cash flows from operations of $1,807,810 for the year ended June 30, 2002 and has a working capital deficiency of $2,315,146 and a stockholders' deficit of $482,516 at June 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KING GRIFFIN & ADAMSON P.C.

Dallas, Texas

October 21, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors

Games, Inc.

We have audited the accompanying consolidated balance sheet of Games, Inc. and Subsidiary (the "Company") as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Games, Inc. and Subsidiary as of June 30, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses and is not generating cash from operations.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The Company's plans with respect to these matters, including plans to continue funding its development expenses, are described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Cincinnati, Ohio

April 15, 2002

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Balance Sheets
June 30, 2002 and 2001
Assets	2002	2001
Current assets
Cash	$ 16,513	$ 3,263
Accounts receivable - trade	29,783	38,796
Accounts receivable – related party	-	22,401
Prepaid expenses	1,222	26,972
Total current assets	47,518	91,432

Property, equipment and software
Software	2,915,500	3,174,255
Equipment	284,386	280,828
Furniture and fixtures	77,075	77,075
Leasehold improvements	2,137	2,137
	3,279,098	3,534,295
Less accumulated depreciation and amortization	1,959,370	1,368,976
Net property, equipment and software	1,319,728	2,165,319
Intangibles, net	897,583	2,671,474
Total assets	$ 2,264,829	$ 4,928,225
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$ 758,091	$ 704,816
Accounts payable	810,838	1,371,106
Accrued liabilities	585,667	173,566
Due to related parties	208,068	-
Total current liabilities	2,362,664	2,249,488
Long-term debt, net of current maturities	384,681	81,347
Non-controlling interest in consolidated subsidiary	-	1,239,475
Commitments and contingencies (Notes G and M)
Stockholders' equity (deficit)
Preferred stock, $0.001, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001, 40,000,000 shares authorized,
8,443,127 and 7,417,618 shares issued and
outstanding at June 30, 2002 and 2001, respectively	8,443	7,418
Additional paid-in capital	31,208,541	30,208,242
Stockholder notes receivable	-	(1,197,004)
Accumulated deficit	(31,699,500)	(27,660,741)
	(482,516)	1,357,915
Total liabilities and stockholders’ equity (deficit)	$ 2,264,829	$ 4,928,225

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary

(formerly Colley Corporation)

Consolidated Statements of Operations

For the years ended June 30, 2002 and 2001

	2002	2001

Revenues	$ 466,995	$ 849,129
Cost of goods sold	70,233	474,369

Gross profit	396,762	374,760

Operating expenses
Marketing and sales	219,848	1,082,863
General and administrative	2,179,029	2,499,447
Research and development	666,862	973,744
Depreciation of property, equipment and software	698,209	705,195
Amortization of intangibles	407,881	178,324
Write-off of software and intangibles	1,923,553	2,015,670

Total operating expenses	6,095,382	7,455,243

Operating loss	(5,698,620)	(7,080,483)

Interest income – related party	71,375	176,147
Interest expense	(158,817)	(17,205)
Forgiveness of debt	472,991	-
Other, net	34,837	121,598

Net loss before non-controlling interest	(5,278,234)	(6,799,943)

Non-controlling interest	1,239,475	3,244,933

Net loss	$ (4,038,759)	$ (3,555,010)

Weighted average common shares outstanding -
basic and diluted	7,434,476	7,417,618

Net loss per share - basic and diluted	$ (.54)	$ (.48)

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary (formerly Colley Corporation)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended June 30, 2002 and 2001
					Additional	Stockholder
	Common		Preferred		Paid-In	Notes	Unearned	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit	Stock	Total
Balance at June 30, 2000	8,824,051	$8,824	1,000	$ 1	$27,036,104	$ -	$(212,500)	$(24,105,731)	$(400,822)	$2,325,876
Fiscal year 2001, 2,943,265 shares sold	2,943,265	2,943			3,984,624					3,987,567
Fiscal year 2001, exercise of warrants and stock options, 2,975,333 shares	2,975,333	2,976			2,972,357					2,975,333
Fiscal year 2001, 1,130 shares of preferred stock sold			1,130	1	112,999					113,000
Fiscal year 2001, 7,000 shares repurchased at $15 per share	(7,000)	(7)			7				(105,000)	(105,000)
Note receivable from principle shareholder for purchase of stock						(1,197,004)				(1,197,004)
Issue of warrants for purchase of intangible					535,500					535,500
Refund of stock for returned intangibles and software					(1,728,475)					(1,728,475)
Compensation expense for variable stock options					155,030					155,030
Amortization of the unearned compensation							212,500			212,500
Gamebanc Corporation shares not yet exchanged for games, inc. shares and effect of non-controlling interest	(7,318,031)	(7,318)	(2,130)	(2)	(2,859,904)				505,822	(2,361,402)
Net loss during the year								(3,555,010)		(3,555,010)

Balance at June 30, 2001	7,417,618	$ 7,418	-	$ -	$30,208,242	$(1,197,004)	$ -	$(27,660,741)	$ -	$1,357,915

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary (formerly Colley Corporation)

Consolidated Statements of Stockholders’ Equity (Deficit) - Continued
For the years ended June 30, 2002 and 2001
					Additional	Stockholder
	Common		Preferred		Paid-In	Notes	Unearned	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit	Stock	Total
Balance at June 30, 2001	7,417,618	$7,418	-	$ -	$ 30,208,242	$(1,197,004)	$ -	$(27,660,741)	$ -	$1,357,915
Shares issued in connection with legal settlement	31,083	31			31,052					31,083
Shares returned in exchange for return of assets with no carrying value	(207,500)	(208)			208					-
Additions to stockholder note receivable						(74,406)				(74,406)
Shares returned to settle note receivable	(1,271,410)	(1,271)			(1,270,139)	1,271,410				-
Shares sold for cash	400,000	400	10,700	11	1,469,589					1,470,000
Shares issued in exchange for note payable	500,000	500	5,433	5	764,495					765,000
Shares issued in exchange for services	889	1			888					889
Dividends paid on preferred stock					(7,500)					(7,500)
Return of shares by controlling shareholder			(1,000)	(1)	1					-
Issuance of common stock and recapitalization in reverse acquisition transaction	1,025,509	1,026			(1,026)					-
Gamebanc Corporation shares not yet exchanged for games, inc. shares and effect of non-controlling interest	546,938	546	(15,133)	(15)	12,731					13,262
Net loss during the year								(4,038,759)		(4,038,759)

Balance at June 30, 2002	8,443,127	$ 8,443	-	$ -	$ 31,208,541	$ -	$ -	$ (31,699,500)	$ -	$ (482,516)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Cash Flows
For the years ended June 30, 2002 and 2001
	2002	2001
Net cash flows used in operating activities:
Net loss	$ (4,038,759)	$ (3,555,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,106,090	883,519
Amortization of debt discount	17,888	-
Litigation settlement	200,000	-
Write-off of software and intangibles	1,923,553	2,015,670
Compensation expense related to issuance of stock options	-	212,500
Non-controlling interest	(1,226,213)	(3,244,933)
Forgiveness of debt	(472,991)	-
Common stock issued in legal settlement	31,083	-
Common stock issued for services	889	-
Addition of interest income to shareholder note receivable	(74,406)	-
Changes in assets and liabilities:
Accounts receivable - trade	9,013	126,866
Accounts receivable - related party	22,401	-
Prepaid expenses and other assets	25,750	16,246
Accounts payable	(87,277)	372,539
Accrued liabilities	412,101	161,824
Due to related parties	343,068	-
Other	-	(7,002)
Net cash used in operating activities	(1,807,810)	(3,017,781)
Cash flows used in investing activities:
Acquisition of property and equipment	(3,696)	(176,760)
Net investment in affiliate	-	27,754
Net cash used in investing activities	(3,696)	(149,006)
Cash flows provided by financing activities:
Borrowings (repayments) on notes payable - net	(67,744)	448,347
Additional payment on purchase of treasury stock	-	(105,000)
Proceeds from issuance of stock and warrants	1,470,000	2,586,037
Proceeds from issuance of convertible notes	430,000	-
Payment of preferred stock dividends	(7,500)	-
Net cash provided by financing activities	1,824,756	2,929,384
Net increase (decrease) in cash	13,250	(237,403)
Cash at beginning of year	3,263	240,666
Cash at end of year	$ 16,513	$ 3,263
Cash paid for:
Income taxes	$ -	$ -
Interest	$ 37,484	$ 17,705

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Cash Flows - Continued
For the years ended June 30, 2002 and 2001

	2002	2001

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable to common and preferred stock	$ 765,000	$ -

Intangibles and software acquired through the issuance of common stock and warrants	$ -	$ 2,035,500

Intangibles acquired through the issuance of debt, net of debt discount	$ 406,465	$ -

Common stock issued (returned) in exchange for stockholder note receivable	$ (1,271,410)	$ 3,568,750

Intangibles and software returned in exchange for return of common stock	$ -	$ 1,865,482

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary

(formerly Colley Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Games, Inc. ("the Company") was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.  In October 2000, the Company changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting a re-incorporation.

On September 30, 2001, the Company issued 525,000 shares of restricted, unregistered common stock in exchange for 100% of the issued and outstanding stock of Colley Corporation ("Colley"), a Delaware corporation formed on August 27, 2001.  Colley and the Company then merged and changed the Company's name to Colley Corporation.

On June 3, 2002, Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company, acquired 525,000 shares or 51.19% of the outstanding common stock of Colley in exchange for a cash payment of $25,000.  On June 25, 2002, the Board of Directors approved an exchange of shares of Colley for shares of common stock of GameBanc Corporation ("GameBanc"), formerly The Lottery Channel, Inc., held by CWP and its members on a one share for one share basis.  On the date of this exchange Colley had no assets or liabilities.  As of June 30, 2002, shareholders of GameBanc had exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 shares of Colley.  Colley acquired a majority interest in GameBanc as a result of this exchange.

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for the remaining outstanding shares of common stock and preferred stock of GameBanc.  The exchange offer was conducted on the basis of one share of Colley's common stock for one share of GameBanc common stock, and 50 shares of Colley's common stock for one share of preferred stock of GameBanc.  The exchange offer remained open until August 6, 2002.  7,539,582 shares of additional common stock of Colley were issued through the second exchange.  Additionally, all holders of GameBanc stock options and warrants were offered to exchange their stock options and warrants for Colley stock options and warrants with identical terms.  Effective September 16, 2002, the Company changed its name from Colley Corporation to Games, Inc.

For accounting purposes, the two exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of June 30, 2002, the Company owned 52.28% of the outstanding common stock of GameBanc.  The Consolidated Statements of Stockholders’ Equity (Deficit) of GameBanc has been reclassified to present the capital structure of Colley.

GameBanc operates in three allied areas of interactive entertainment: government sponsored lotteries, internet games, and digital greetings.  The Company's principal business is providing subscribers with access to entertaining proprietary content via the internet.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Games, Inc. and its subsidiary GameBanc Corporation, collectively "the Company".  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property, Equipment and Software

Depreciation of property, equipment and software is computed using the straight-line method over the estimated asset life.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term.

Software

5 years

Furniture, fixtures and equipment

3-7 years

Leasehold improvements

7 years

Capitalized Game Development Costs

The Company capitalizes game development costs when technological feasibility has been established.  Costs not qualifying for capitalization are expensed as incurred.  At each balance sheet date the Company evaluates the estimated net realizable value of each product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value.

Intangibles

Intangibles primarily represent web sites and domain names that have been purchased by the Company and are being amortized on a straight-line basis over 5 years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceeds its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling shareholders' portion of the loss of GameBanc.  The non-controlling interest in the consolidated balance sheets reflects the non-controlling shareholders' portion of GameBanc's net equity.  In accordance with generally accepted accounting principles, the non-controlling interest can not be reduced below zero, therefore, at June 30, 2002, no amount is presented as non-controlling interest in consolidated subsidiary in the accompanying consolidated balance sheet.

Advertising

Advertising costs are charged to operations as incurred.  Advertising expense was approximately $53,000 and $113,000 for the years ended June 30, 2002 and 2001, respectively.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as “impressions”, or times an advertisement appears in pages viewed by users of the Company’s online properties, are delivered.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year.  The weighted average number of shares outstanding has been computed using the shares of GameBanc exchanged as of June 30, 2002 plus the outstanding shares of Colley from the date of the reverse acquisition.  Common stock equivalents totaling 5,139,673 and 4,995,173 at June 30, 2002 and 2001, respectively, are not included in the diluted loss per share for the years ended June 30, 2002 and 2001 as they are anti-dilutive.

Fair Value of Financial Instruments

The recorded amounts of financial assets and liabilities at June 30, 2002 and 2001 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.

Change in Estimate

During the year ended June 30, 2002, the Company decreased its estimate of the useful lives of certain intangibles to reflect the decrease in the current lives of such assets.  This change had the effect of increasing net loss before non-controlling interest for 2002 by approximately $187,000 ($0.03 per share).

Use of Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2001 amounts to conform with the 2002 presentation.

NOTE C – GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company incurred a net loss before non-controlling interest of $5,278,234 for the year ended June 30, 2002; used cash in operations of $1,807,810 during the year ended June 30, 2002; and at June 30, 2002, current liabilities exceeded current assets by $2,315,146.

Currently the Company's operations are primarily funded through advances from related parties, however the Company is also attempting to raise additional capital.  Management believes that future advances from related parties and its ability to raise capital will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE D - STOCKHOLDER NOTES RECEIVABLE

During fiscal year 2001, the President and controlling shareholder of GameBanc purchased 3,568,750 shares of common stock at $1 per share in exchange for a $3,568,750 note receivable.  The note bears interest at 6% and did not have a specified due date.  During fiscal year 2002 and 2001, various other transactions with the President, principally deferred compensation and accrued interest, were additions to this note.  The net amount of the note was classified as a component of stockholders’ equity at June 30, 2001.  In November 2001, the President returned 1,271,410 shares of common stock to the Company to retire the outstanding balance of the note, $1,271,410.

NOTE E - RELATED PARTY TRANSACTIONS

GameBanc's President and CEO and its Chief Operating Officer are also members of Chicago West Pullman, LLC.  Pursuant to an agreement between GameBanc and CWP, dated September 6, 2001, CWP advances funds to GameBanc for various operating expenses.  This agreement allows for borrowings of up to $1,000,000, bears interest at 4%, and expires December 31, 2002.  As of June 30, 2002, the Company has a liability of $186,261 payable to CWP.  In addition, GameBanc has a liability to GameBanc's President and CEO totaling $21,807 at June 30, 2002 for funds advanced.  There were no such advances payable at June 30, 2001.

Additionally, as part of an agreement reached during fiscal year 2001, CWP returned 1,000 shares of preferred stock during fiscal year 2002.

See Note D which discusses the notes receivable from the President and controlling shareholder.

NOTE F - LONG-TERM DEBT

Long-term debt consist of the following at June 30:

	2002	2001

Notes for the acquisition of Lottoballs.com, LLC; bears interest at 6%; due March 1, 2002; (see additional discussion in Note M)	$ 347,900	$ 347,900
Note due to Promo-Travel International, Inc. related to attempted merger, payments of $75,000 due quarterly beginning June 1, 2001 (see additional discussion in Note M)	300,000	300,000
Note for the acquisition of Cards.com; imputed interest of 6%; quarterly payments of $15,000 through March 2004, a payment of $165,000 in June 2004, and then quarterly payments of $18,750 through June 2006; includes debt discount of $55,646 at June 30, 2002	379,354	-
Note to Bingo, Inc. for the purchase of internet domain name (see additional discussion in Note M)	28,442	28,442
Capital lease obligations; monthly payments of $3,780 through October 2004	87,076	109,821
	1,142,772	786,163

Less current maturities	758,091	704,816

	$ 384,681	$ 81,347

Long-term debt mature as follows:

Years ending June 30,
2003	$ 758,091
2004	227,867
2005	84,546
2006	72,268

$ 1,142,772

NOTE G – LEASE COMMITMENTS

The Company leases various office space, autos and other equipment under operating leases.  Rent expense totaled approximately $182,000 and $240,000 for the years ended June 30, 2002 and 2001, respectively.

The future minimum rental commitments as of June 30, 2002 for the periods ending June 30 of the following years are:

2003

$137,713

2004

  135,990

2005

  136,774

2006

  100,182

$510,659

NOTE H - STOCK OPTIONS

During the year ended June 30, 2002, GameBanc extended the expiration date of 430,600 stock options from dates ranging from April 2002 through November 2002 to January 2004.

The following summarizes the GameBanc stock option transactions for the fiscal years ended June 30, 2002 and 2001:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding June 30, 2000	6,240,433	$ 8.00
Granted	9,000	1.00
Exercised	(2,975,333)	1.00
Terminated	(123,500)	1.00
Options outstanding June 30, 2001	3,150,600	0.91
Granted	174,500	2.25
Exercised	-	-
Terminated	(30,000)	1.00
Options outstanding at June 30, 2002	3,295,100	$ 1.08

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $2.25	3,295,100	1.9 years	3,120,600	$1.00

Had compensation expense for the Company's stock options been determined using SFAS No. 123, the Company's net loss would not have differed materially from the net loss presented.

The estimated weighted average grant date fair value of the options granted during 2002 using the Black-Scholes Option Pricing Model was zero.  The fair value of each option grant was estimated on the grant date with the following assumptions:

Risk free interest rate	4.8%
Expected dividend yield	0
Expected volatility	0
Expected term (years)	3

NOTE I - STOCK WARRANTS

GameBanc issued 1,231,173 warrants associated with various acquisitions during fiscal year 2001.  The warrants have exercise prices ranging from $1.25 to $2.35 and expire at various dates through 2011.

GameBanc issued 613,400 warrants during fiscal year 2000 associated with the sale of common stock.  These warrants have an exercise price of $2.00 and expire in December 2002.

NOTE J – INCOME TAXES

GameBanc's deferred tax assets and liabilities are as follows at June 30,:

	2002	2001

Current deferred tax asset	$ 125,575	$ -
Current deferred tax liability	-	(6,625)
Non-current deferred tax asset	10,655,763	9,928,625
Valuation allowance	(10,781,338)	(9,922,000)

Net deferred tax asset	$ -	$ -

The current deferred tax asset results from deferred compensation and certain accrued liabilities.  The non-current deferred tax asset results from certain intangibles and the net tax operating loss carryforward of approximately $31,000,000 at June 30, 2002 that expires at various dates beginning in 2008.  At June 30, 2002 and 2001 the net deferred tax asset has a 100% valuation allowance due to the uncertainty of the Company generating future taxable income.

The Company's income tax benefit for the years ended June 30, 2002 and 2001 differed from the statutory federal rate of 34% as follows:

	2002	2001

Statutory rate applied to loss before non-controlling interest	$(1,373,178)	$(1,208,703)
Statutory rate applied to non-controlling interest	(421,422)	(1,103,277)
Increase (decrease) in income taxes resulting from amounts not deductible for income tax purposes	(3,225)	5,403
Change in previous years estimate	938,042	(719,423)
Increase in valuation allowance	859,783	3,026,000

Income tax benefit	$ -	$ -

NOTE K - WRITE-OFF OF ASSETS

During the years ended June 30, 2002 and 2001, the Company determined that certain software and websites were no longer being used.  Therefore, the Company wrote off the assets which had carrying values of $1,923,553 (2002) and $2,015,670 (2001) on the date that they were written off.

NOTE L - FORGIVENESS OF DEBT

During fiscal year 2002, the Company wrote off certain accounts payable totaling $472,991.  These amounts were written off as the Company no longer believes that they represent liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

NOTE M - LITIGATION AND CONTINGENCIES

The Company is involved in litigation resulting from an attempted merger in 2001 between GameBanc and Promo-Travel International, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that GameBanc would pay the plaintiffs $300,000 and that the plaintiffs would return approximately 1.3 million shares of GameBanc common stock they had received under the merger agreement.  The plaintiffs failed to return the stock certificates and therefore GameBanc refused to pay $300,000. The plaintiffs have sued in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement.  GameBanc has asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.  At June 30, 2002 and 2001, the Company has recorded a $300,000 note payable to Promo-Travel International, Inc.

GameBanc is also involved in litigation stemming from its attempted merger with Bingo.com.  GameBanc had previously purchased the domain name Lottery.com from a principal of Bingo.com.  After GameBanc aborted the merger, Bingo.com filed a lawsuit alleging that GameBanc had failed to provide them with publicly traded stock as called for in the purchase agreement.  GameBanc is currently attempting to resolve these claims.  No liability has been recorded associated with this litigation as the Company does not believe the ultimate outcome will result in a liability to the Company.

GameBanc is involved in litigation resulting from its asset purchase of the website Lottoballs.com ("Lottoballs").  This website was purchased for stock and for promissory notes to the principals of Lottoballs.  The promissory notes were due and payable one year after signing the purchase agreement.  During that year, Lottoballs was obligated to provide to the Company certain financial information and to pay GameBanc for certain amounts.  Those amounts were never paid and the financial information was not provided in a timely fashion.  Furthermore, the website, the major asset acquired, did not function properly.  The plaintiffs refused to repair it and GameBanc was forced to take the site down in July 2001.  The plaintiffs filed suit against GameBanc for failure to make the payment on the promissory notes.  GameBanc's counterclaims seek to recover costs it incurred in repairing the software and damages arising from the plaintiff's misrepresentations and breach of contract.  GameBanc has a liability recorded of $347,900 at June 30, 2002 and 2001 related to the original purchase.

A former employee and manager of GameBanc's Gameland.com site sued GameBanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against GameBanc in the amount $99,000.  This amount is included in accrued liabilities in the accompanying consolidated balance sheet at June 30, 2002.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

The Company has various employment agreements that may result in liability to the Company if the employees are terminated.

NOTE N - SIGNIFICANT CUSTOMERS

During 2002, a significant portion of the Company's revenues were generated from three major customers, which represented approximately 46% of the Company's revenues for the year ended June 30, 2002.

NOTE O - SUBSEQUENT EVENTS

On July 23, 2002, the Company offered to exchange up to 8,906,866 shares of its common stock for shares of common and preferred stock of GameBanc.  The exchange offer was conducted on the basis of one share of the Company's common stock for one share of GameBanc common stock, and 50 shares of the Company's common stock for one share of preferred stock of GameBanc.  The exchange offer remained open until August 6, 2002.  7,539,582 shares of additional stock were issued through the exchange.  The total issued and outstanding common shares of Games, Inc. was 15,982,709 shares following the consummation of the exchange.

Effective September 16, 2002, the Company changed its name from Colley Corporation to Games, Inc.

#