Form 10QSB
period 2002-09-30
GAMES INC
filed 2003-01-16
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 0-33345

GAMES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

75-2926440

(State of Incorporation)

(I.R.S. Employer Identification Number)

425 Walnut Street, Suite 2300

Cincinnati, Ohio 45202

(Address of principal executive office)

(513) 721-3900

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)

No  ( )

As of September 30, 2002 there were 16,107,209 shares of the issuer’s Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

            No  (X)

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

Part I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of

                  Operations

  Item 3.   Controls and Procedures

Part II - OTHER INFORMATION

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities and Use of Proceeds

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Games, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2002
Assets	(unaudited)	June 30, 2002

Current assets
Cash	$ 217	$ 16,513
Accounts receivable - trade	6,715	29,783
Prepaid expenses	1,234	1,222
Total current assets	8,166	47,518

Property, equipment and software
Software	2,915,500	2,915,500
Equipment	284,386	284,386
Furniture and fixtures	77,075	77,075
Leasehold improvements	2,137	2,137
	3,279,098	3,279,098
Less accumulated depreciation and amortization	2,116,922	1,959,370
Net property, equipment and software	1,162,176	1,319,728

Intangibles, net	786,501	897,583

Total assets	$1,956,843 ===========	$ 2,264,829 =============

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2002
Liabilities and Stockholders' Deficit	(unaudited)	June 30, 2002

Current liabilities
Bank overdraft	$ 24,039	$ -
Current maturities of long-term debt	739,331	758,091
Accounts payable	820,996	810,838
Accrued liabilities	745,803	585,667
Due to related parties	295,581	208,068
Total current liabilities	2,625,750	2,362,664
Long-term debt, net of current maturities	384,681	384,681

Commitments and contingencies (Notes D and J)

Stockholders' deficit
Preferred stock, $0.001, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001, 40,000,000 shares
authorized, 16,107,209 and 8,443,127 shares
issued and outstanding at September 30, 2002
and June 30, 2002, respectively	16,107	8,443
Additional paid-in capital	31,449,877	31,208,541
Accumulated deficit	(32,519,572)	(31,699,500)
Total stockholders’ deficit	(1,053,588)	(482,516)

Total liabilities and stockholders’ deficit	$ 1,956,843 ============	$ 2,264,829 ============

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)

Revenues	$ 46,582	$ 47,014
Cost of goods sold	14,561	7,071

Gross profit	32,021	39,943

Operating expenses
Marketing and sales	78,654	81,271
General and administrative	374,162	533,779
Research and development	117,662	150,904
Depreciation of property, equipment and software	157,552	179,881
Amortization of intangibles	111,082	78,899
Write-off of software and intangibles	-	1,923,553

Total operating expenses	839,112	2,948,287

Operating loss	(807,091)	(2,908,344)

Interest income – related party	-	53,531
Interest expense	(12,981)	(9,327)
Forgiveness of debt	-	118,248
Other, net	-	441

Net loss before non-controlling interest	(820,072)	(2,745,451)

Non-controlling interest	-	1,081,541

Net loss	$ (820,072) ===============	$(1,663,910) ==============
Weighted average common shares outstanding -
basic and diluted	13,118,294 ===============	7,387,394 ==============

Net loss per share - basic and diluted	$ (.06) ===============	$ (.23) ==============

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flow

	Three Months ended September 30, 2002	Three Months ended September 30, 2001
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net loss	$ (820,072)	$ (1,663,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,634	258,780
Amortization of debt discount	11,240	4,472
Write-off of software and intangibles	-	1,923,553
Non-controlling interest	-	(1,081,541)
Forgiveness of debt	-	(118,248)
Common stock issued for services	45,000	-
Common stock issued in legal settlement	-	31,083
Addition of interest income to shareholder note receivable	-	(17,955)
Changes in assets and liabilities:
Accounts receivable - trade	23,068	(5,638)
Prepaid expenses	(12)	(66,451)
Other assets	-	(40,804)
Accounts payable and accrued liabilities	170,294	185,859
Net cash used in operating activities	(301,848)	(590,800)

Cash flows from financing activities:
Increase in bank overdraft	24,039	14,022
Borrowings (repayments) on notes payable - net	(30,000)	162,386
Proceeds from issuance of stock	204,000	250,000
Increase in due to related parties	87,513	161,129
Net cash provided by financing activities	285,552	587,537

Net decrease in cash	(16,296)	(3,263)
Cash at beginning of period	16,513	3,263
Cash at end of period	$ 217 ==========	$ - ==========

The accompanying notes are an integral part of these consolidated financial statements

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of Games, Inc. and Subsidiary (the “Company”). Results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 2002. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date.  Certain amounts have been reclassified to conform to the current year presentation.

NOTE B - ORGANIZATION AND NATURE OF OPERATIONS

Games, Inc. ("Games") was initially incorporated as Super Shops, Inc. (“Super”) under the laws of the State of Arizona.  In October 2000, Games changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting a re-incorporation.

On September 30, 2001, Super issued 525,000 shares of restricted, unregistered common stock in exchange for 100% of the issued and outstanding stock of Colley Corporation ("Colley"), a Delaware corporation formed on August 27, 2001.  Colley and Super then merged and changed their name to Colley Corporation.

On June 3, 2002, Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company, acquired 525,000 shares or 51.19% of the outstanding common stock of Colley in exchange for a cash payment of $25,000.  On June 25, 2002, the Board of Directors approved an exchange of shares of Colley for shares of common stock of GameBanc Corporation ("GameBanc"), formerly The Lottery Channel, Inc., held by CWP and its members on a one share for one share basis.  On the date of this exchange Colley had no assets or liabilities.  Through June 30, 2002, shareholders of GameBanc had exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 shares of Colley.  Colley acquired a majority interest in GameBanc as a result of this exchange.

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

For accounting purposes, the exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of September 30 and June 30, 2002, the Company owned 97.5% and 52.28%, respectively, of the outstanding common stock of GameBanc.

GameBanc operates in three allied areas of interactive entertainment: government sponsored lotteries, Internet games, and digital greetings.  The Company's principal business is providing subscribers with access to entertaining proprietary content via the Internet.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling shareholders' portion of the loss of GameBanc.  The non-controlling interest in the consolidated balance sheets reflects the non-controlling shareholders' portion of GameBanc's net equity.  In accordance with generally accepted accounting principles, the non-controlling interest can not fall below zero, therefore, at September 30 and June 30, 2002, no amount is presented as non-controlling interest in consolidated subsidiary in the accompanying consolidated balance sheet.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as “impressions”, or times an advertisement appears in pages viewed by users of the Company’s online properties, are delivered.

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the diluted loss per share for the three month periods ended September 30, 2002 and 2001 as they are anti-dilutive.

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

NOTE D - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses before non-controlling interest of $5,278,234 and $6,799,943 for the years ended June 30, 2002 and 2001, respectively, and a net loss of $820,072 for the three months ended September 30, 2002.  Current liabilities at September 30, 2002 of $2,625,750 exceed current assets of $8,166.  Total liabilities at September 30, 2002 of $3,010,431 exceed total assets of $1,053,588.

Currently the Company's operations are primarily funded through advances from related parties and additional capital raised.  Management believes that future advances from related parties and its ability to raise capital will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at:

	September 30, 2002	June 30, 2002

Notes for the acquisition of Lottoballs.com, LLC; bears interest at 6%; due March 1, 2002; (see additional discussion in Note H)	$ 347,900	$ 347,900
Note due to Promo-Travel International, Inc. related to attempted merger, payments of $75,000 due quarterly beginning June 1, 2001 (see additional discussion in Note H)	300,000	300,000
Note for the acquisition of Cards.com; imputed interest of 6%; monthly payments ranging from $15,000 to $165,000 through June 2006; includes debt discount of $44,406 and $55,646 at September 30, 2002 and June 30, 2002, respectively	360,594	379,354
Note to Bingo, Inc. for the purchase of internet domain name	28,442	28,442
Capital lease obligations; monthly payments of $3,780 through October 2004	87,076	87,076
	1,124,012	1,142,772

Less current maturities	739,331	758,091

	$ 384,681 ============	$ 384,681 ===========

NOTE F - WRITE-OFF OF ASSETS

During the quarter ended September 30, 2001, the Company determined that certain software and websites were no longer being used.  Therefore, the Company wrote off the assets which had carrying values of $1,923,553 on the date that they were written off.

NOTE G - FORGIVENESS OF DEBT

During the three month period ended September 30, 2001, the Company wrote off certain accounts payable totaling $118,248.  These amounts were written off as the Company no longer believes that they represent liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

NOTE H - LITIGATION AND CONTINGENCIES

The Company is involved in litigation resulting from an attempted merger in 2001 between GameBanc and Promo-Travel International, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that GameBanc would pay the plaintiffs $300,000 and that the plaintiffs would return approximately 1.3 million shares of GameBanc common stock they had received under the merger agreement.  The plaintiffs failed to returned the stock certificates and therefore GameBanc refused to pay $300,000. The plaintiffs have sued in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement.  GameBanc has asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.  At September 30 and June 30, 2002, the Company has recorded a $300,000 note payable to Promo-Travel International, Inc.

GameBanc is also involved in litigation stemming from its attempted merger with Bingo.com.  GameBanc had previously purchased the domain name Lottery.com from a principal of Bingo.com.  After GameBanc aborted the merger, Bingo.com filed a lawsuit alleging that GameBanc had failed to provide them with publicly traded stock as called for in the purchase agreement.  Agreement has been reached between the parties and settlement papers are being prepared.

GameBanc is involved in litigation resulting from its asset purchase of the website Lottoballs.com ("Lottoballs").  This website was purchased for stock and for promissory notes to the principals of Lottoballs.  The promissory notes were due and payable one year after signing the purchase agreement.  During that year, Lottoballs was obligated to provide to the Company certain financial information and to pay GameBanc for certain amounts.  Those amounts were never paid and the financial information was not provided in a timely fashion.  Furthermore, the website, the major asset acquired, did not function properly.  The plaintiffs refused to repair it and GameBanc was forced to take the site down in July 2001.  The plaintiffs filed suit against GameBanc for failure to make the payment on the promissory notes.  GameBanc's counterclaims seek to recover costs it incurred in repairing the software and damages arising from the plaintiff's misrepresentations and breach of contract.  GameBanc has a liability recorded of $347,900 at September 30 and June 30, 2002 related to the original purchase.

A former employee and manager of GameBanc's Gameland.com site sued GameBanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against GameBanc in the amount $99,000.  This amount is included in accrued liabilities in the accompanying consolidated balance sheets at September 30 and June 30, 2002.  Settlement discussions are ongoing at present.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  Although sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure upon the resolution of any such litigation or claims is not expected to materially adversely affect the Company's financial condition or results of operations.

The Company has various employment agreements that may result in liability to the Company if the employees are terminated.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Except for the historical information contained herein, the following discussion and analysis in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW AND RECENT DEVELOPMENTS

REVENUE

Revenue in the first quarter of fiscal year 2003 of $46,582 was approximately the same as revenue in the first quarter of 2002 of $47,014.

COSTS AND EXPENSES

During the first quarter of fiscal year 2003, we incurred operating expenses of $839,112.  This represents a decrease of $2,109,175 (71.5%) over the operating expenses in the first quarter of fiscal year 2002 of $2,948,287.  The decrease is primarily due to a write-off of software and intangibles in the amount of $1,923,553 which took place in first quarter of fiscal year 2002. Excluding this write-off, operating expenses in the first quarter of fiscal year 2002 were $1,024,734, or 18.1% higher than the first quarter of fiscal year 2003, primarily due to a higher number of employees and office locations in fiscal 2002 than in fiscal 2003.

The decreases in general and administrative expenses, marketing and sales expenses, and research and development expenses occurred as a result of fewer office locations and fewer employees during the first quarter of 2003 compared to the same quarter in the prior year.

Depreciation expense decreased $22,329 from $179,881 during the quarter ended September 30, 2001 to $157,552 during the quarter ended September 30, 2002, due to the aforementioned write-off of software and intangibles during fiscal year 2002. Amortization of intangibles, however, increased $32,183 from $78,899 during the quarter ended September 30, 2001 to $111,082 during the quarter ended September 30, 2002 due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets.

Interest income decreased from $53,531 to $0 because the note receivable from the president had been settled through the return of common stock during fiscal year 2002.

Interest expense increased slightly from $9,327 to $12,981 due to increased debt, principally due to note payable in connection with cards.com.

The Company recorded $118,248 of forgiveness of debt income in the first quarter of the fiscal year 2002 related to the reversal of payables on the books during  fiscal 2001 that the Company no longer deemed bona fide.  These amounts were written off as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

The non-controlling interest was zero during the quarter ended September 30, 2002 as the balance had fallen to zero during year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s success is highly dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing from related parties as may be required, and ultimately to attain profitability.  Management expects to need and be able to attract additional capital for its operations.  However, there can be no assurance that management’s plans will be executed as anticipated.

At September 30, 2002, the Company had $217 in cash and cash overdraft of $24,039.

Net cash used by operating activities was $301,848 for the three month period ended September 30, 2002 compared to $590,800 used for the three month period ended September 30, 2001, a decrease of $288,952.  The cash used by operating activities during the three months ended September 30, 2002 was primarily related to a net loss of $820,072, partially offset by depreciation and amortization of $268,634, an increase in accounts payable and accrued liabilities of $170,294.  Cash used in operating activities during the three months ended September 30, 2001 was primarily due to a net loss of $1,663,910, non-controlling interest of $1,081,541, forgiveness of debt of $118,248, partially offset by depreciation and amortization of $258,780, write off of software and intangibles of $1,923,553 and an increase in accounts payable and accrued liabilities of $185,859.

Cash provided by financing activities of $285,552 for the three months ended September 30, 2002 included proceeds from the issuance of common stock of $204,000 an increase in bank overdraft of $24,039 and an increase in due to related parties of $87,513 partially offset by repayments of $30,000 on notes payable.  Cash provided by financing activities during the quarter ended September 30, 2001 of $587,537 included proceeds from the issuance of common stock of $250,000, net borrowings on notes payable of $162,386, an increase in due to related parties of $161,129, and an increase in bank overdraft of $14,022.

At September 30, 2002 a substantial portion of our outstanding debt of $1,124,012 is related to acquisitions (see additional discussion in Legal Proceedings).

Unless and until its revenue stream matures, the Company recognizes that it will likely not have sufficient cash resources to fund its operations through the end of fiscal 2003.  The Company must be able to close on additional financing transactions to fund ongoing operations.  The Company might be required to obtain financing on terms that are not favorable to it and its shareholders.  The Company received a going concern opinion on its June 30, 2002 audited financial statements.

If the Company is unable to obtain additional financing when needed, it may be required to shutdown, delay or scale back product development and marketing programs in order to meet its short-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company’s control.  The following statement highlights some of these risks.

Statements contained in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained.  Forward-looking statements involve known and unknown risks that could cause the Company’s actual results to differ materially from expected results.  Factors that could cause actual results to differ materially from the Company’s expectations include, among others: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not achieve our plan; we have capital requirements to fund our operations, and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and services and incorporate rapidly developing technologies into our products and services, our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances upon which any forward-looking statement is based.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Charles Mintz, David Alpert and Promo Travel International, Inc. v. The Lottery Channel, Inc., Case Number 1-01-CV-1740, United States District Court, Northern Division of Georgia, Atlanta Division, Suit filed July 2, 2001.

This litigation results from an aborted merger in 2001 between the Lottery Channel, Inc and Promo-Travel, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that we would pay the plaintiffs $300,000 and they agreed to return approximately 1.3 million shares of our stock they received under the merger agreement.  A liability in the amount of $300,000 has been recorded in connection with the original purchase.  The shares have not yet been returned to us.

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

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

This lawsuit is related to our aborted merger with Bingo.com.  We had previously purchased the domain name Lottery.com from a principal of this Company.  After we called off the merger, Bingo.com filed a lawsuit alleging that we had failed to provide them with publicly traded stock as called for in our purchase agreement for the domain name, lottery.com.  Agreement has been reached between the parties and settlement papers are being drawn up.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of our Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when we were attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  To date, Mr. Hunter's collection efforts have been unsuccessful.  We have made attempts to settle this case but, so far, they have been rejected.  A liability has been recorded for this exposure.  Settlement discussions are ongoing.

Litigation is expensive for us. If these or other suits are determined against us, and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, litigation diverts our management's attention and resources.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for the remaining outstanding shares of common stock and preferred stock of GameBanc.  The exchange offer was conducted on the basis of one share of Colley’s common stock for one share of GameBanc common stock, and 50 shares of Colley’s common stock for one share of preferred stock of GameBanc.  The exchange offer remained open until August 6, 2002.  7,539,582 shares of additional common stock of Colley were issued through the second exchange.  Additionally, all holders of GameBanc stock options and warrants were offered to exchange their stock options and warrants for Colley stock options and warrants with identical terms.  Effective September 16, 2002, the Company changed its name from Colley Corporation to Games, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

None

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended September 30, 2002.

GAMES, INC.

By:/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:/s/Carol A. Meinhardt

Carol A. Meinhardt

Chief Financial Officer

Date:

January 16, 2003

Certifications

--------------

I, Roger W. Ach, II, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Games, Inc. and Subsidiary;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 16, 2003

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

I, Carol A. Meinhardt, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Games, Inc. and Subsidiary;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 16, 2003

/s/Carol A. Meinhardt

Carol A. Meinhardt

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

January 16, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol A. Meinhardt, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Carol A. Meinhardt

Carol A. Meinhardt

Chief Financial Officer

January 16, 2003