Form 10QSB
period 2002-12-31
GAMES INC
filed 2003-02-14
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes  (X)

No  ( )

As of December 31, 2002 there were 16,299,857 shares of the issuer’s Common Stock, $.001 par value per share, outstanding.

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

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Games, Inc. and Subsidiary
Consolidated Balance Sheets

Assets December 31, 2002
	(unaudited)	June 30, 2002

Current assets

Cash	$ 9,563	$ 16,513
Accounts receivable - trade	8,385	29,783
Prepaid expenses	1,222	1,222
Total current assets	19,170	47,518

Property, equipment and software
Equipment	288,316	284,386
Furniture and fixtures	77,075	77,075
Leasehold improvements	2,137	2,137
Software	2,915,500	2,915,500
	3,283,028	3,279,098
Less accumulated depreciation and amortization	(2,273,423)	(1,959,370)
Net property, equipment and software	1,009,605	1,319,728

Intangibles, net of amortization	679,555	897,583
Total assets	$ 1,708,330 =========	$ 2,264,829 =========

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2002
	(unaudited)	June 30, 2002
Liabilities and stockholders' deficit

Current liabilities
Current maturities of long-term debt	$ 721,074	$ 758,091
Accounts payable	753,161	810,838
Accrued liabilities	810,666	585,667
Due to related parties	237,195	208,068
Total current liabilities	2,522,096	2,362,664

Long-term debt, net of maturities	384,681	384,681

Commitments and contingencies (Notes D and H)

Stockholders' deficit
Preferred stock,$.001 par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value; 40,000,000 shares authorized
16,314,357 and 8,443,127 shares issued
at December 31, 2002 and June 30, 2002, respectively	16,315	8,443
Additional paid-in capital	31,928,728	31,208,541
Accumulated deficit	(33,100,186)	(31,699,500)
Less treasury stock, at cost, 14,500 shares	(43,304)	--
Total stockholders’ deficit	(1,198,447)	(482,516)

Total liabilities and stockholders’ deficit	$ 1,708,330 =========	$ 2,264,829 ==========

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

Three months ended

Six months ended

December 31,

December 31,

	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$54,926	$152,618	$101,508	$199,632
Cost of goods sold	11,771	92,655	26,332	99,726
Gross profit	43,155	59,963	75,176	99,906

Operating expenses
Marketing and sales	59,710	106,296	138,364	187,567
General and administrative	187,147	279,491	561,168	813,270
Research and development	97,680	240,801	215,342	391,705
Depreciation of property, equipment
and software	156,501	179,880	314,053	359,761
Amortization of intangibles	106,805	31,255	218,028	110,154
Write-off of software and intangibles	--	99,986	--	2,023,539
Total operating expenses	607,843	937,709	1,446,955	3,885,996

Operating loss	(564,688)	(877,746)	(1,371,779)	(3,786,090)

Interest income- related party	--	17,938	--	71,469
Interest expense	(15,926)	(12,380)	(28,907)	(21,707)
Forgiveness of debt	--	354,743	--	472,991
Other, net	--	(441)	--	--
Net loss before non-controlling interest	(580,614)	(517,886)	(1,400,686)	(3,263,337)
Non-controlling interest	-	154,776	-	1,236,317
Net loss	($580,614) ========	($363,110) ========	($1,400,686) =========	($2,027,020) =========
Weighted average common shares
outstanding -basic and diluted	16,194,331 ========	6,606,385 ========	14,605,495 =========	7,315,070 =========

Net loss per share - basic and diluted	($0.04) ========	($0.05) ========	($0.10) =========	($0.28) =========

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Six months ended	Six months ended
	December 31,2002	December 31,2001
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net loss	($1,400,686)	($2,027,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,081	469,915
Amortization of debt discount	16,650	16,531
Write-off of software intangibles	--	2,023,539
Non-controlling interest	--	(1,236,317)
Forgiveness of debt	--	(472,991)
Common stock issued for services	85,643	889
Common stock issued in legal settlement	--	31,083
Common stock options issued as compensation expense	30,417
Addition of interest income to shareholder note receivable	--	(74,406)
Changes in assets and liabilities:
Accounts receivable-trade	21,398	(34,690)
Accounts related-related party	--	22,401
Prepaid expenses and other assets	--	(68,844)
Accounts payable and accrued liabilities	192,821	520,679
Net cash used in operating activities	(521,676)	(829,231)

Cash flows from investing activities:
Acquisition of property and equipment	(3,930)	--

Cash flows from financing activities:
Increase in bank overdraft	--	34,466
Repayments on long-term debt	(53,667)	(27,796)
Proceeds from issuance of convertible notes	--	430,000
Increase in due to related parties	29,127	104,298
Proceeds from issuance of stock	586,500	285,000
Purchase of treasury stock	(43,304)	--
Net cash provided by financing activities	518,656	825,968

Net decrease in cash	(6,950)	(3,263)
Cash at beginning of period	16,513	3,263
Cash at end of period	$ 9,563 =======	$ -- =======

The accompanying notes are an integral part of these consolidated financial statements

Games, Inc. and Subsidiary
Consolidated Statements of Cash Flows – continued
	Six months ended	Six months ended
	December 31, 2002	December 31, 2001
	(unaudited)	(unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accounts payable	$ 25,499 ========	$ -- =========
Common stock returned in exchange for stockholder note receivable	$ -- ========	$ 1,271,410 =========
Intangibles acquired through the issuance of debt, net of debt discount	$ -- ========	$ 406,465 =========

The accompanying notes are an integral part of these consolidated financial statements

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of Games, Inc. and Subsidiary (the “Company”). Results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for the remaining outstanding shares of common stock and preferred stock of GameBanc.  The exchange offer was conducted on the basis of one share of Colley's common stock for one share of GameBanc common stock, and 50 shares of Colley's common  stock for one  share of  preferred stock  of GameBanc.  The exchange offer remained open until August 6, 2002.  7,539,582 shares of additional common stock of Colley were issued through the second exchange.  Additionally, all holders of GameBanc stock options and warrants were offered to exchange their stock options and warrants for Colley stock options and warrants with identical terms.  Effective September 16, 2002, the Company changed its name from Colley Corporation to Games, Inc. (the “Company”).

For accounting purposes, the exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of December 31 and June 30, 2002, the Company owned 97.5% and 52.28%, respectively, of the outstanding common stock of GameBanc.

We are a leading online media and value-added information service providing subscribers with access to entertaining proprietary content via the Internet. The Company, and its subsidiaries operate a branded network of web sites targeting three allied areas of interactive entertainment: government sponsored lotteries, Internet games, and digital greetings.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling shareholders' portion of the loss of GameBanc.  The non-controlling interest in the consolidated balance sheets reflects the non-controlling shareholders' portion of GameBanc's net equity.  In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero, therefore, at December 31 and June 30, 2002, no amount is presented as non-controlling interest in consolidated subsidiary in the accompanying consolidated balance sheet.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as “impressions”, or times an advertisement appears in pages viewed by users of the Company’s online properties, are delivered.

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the diluted loss per share for the three and six month periods ended December 31, 2002 and 2001 as they are anti-dilutive.

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

NOTE D - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses before non-controlling interest of $5,278,234 and $6,799,943 for the years ended June 30, 2002 and 2001, respectively, and a net loss of $1,400,686 for the six months ended December 31, 2002.  Current liabilities at December 31, 2002 of $2,522,096 exceed current assets of $19,170.  Total liabilities at December 31, 2002 of $2,906,777 exceed total assets of $1,708,330.

Currently the Company's operations are primarily funded through advances from related parties and capital raised.  Management believes that future advances from related parties and its ability to raise capital will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at:

	December 31, 2002 (unaudited)	June 30, 2002

Notes for the acquisition of Lottoballs.com, LLC; bears interest at 6%; due March 1, 2002; (see additional discussion in Note H)	$ 347,900	$ 347,900
Note due to Promo-Travel International, Inc. related to attempted merger, payments of $75,000 due quarterly beginning June 1, 2001 (see additional discussion in Note H)	300,000	300,000
Note for the acquisition of Cards.com; imputed Interest of 6%; monthly payments ranging from $15,0000 to $165,000 through June 2006; includes debt discount of $38,997 and $55,646 at December 31, 2002 and June 30, 2002, respectively	342,337	379,354
Note to Bingo, Inc. for the purchase of internet domain name	28,442	28,442
Capital lease obligations; monthly payments of $3,780 through October 2004	87,076	87,076
	1,105,755	1,142,772

Less current maturities	721,074	758,091
	$ 384,681 ========	$ 384,681 ========

NOTE F - WRITE-OFF OF ASSETS

During the six months ended December 31, 2001, the Company determined that certain software and websites were no longer being used and would not be used in the future.  Therefore, the Company wrote off the assets, which had carrying values of $2,023,539 on the dates that they were written off.

NOTE G - FORGIVENESS OF DEBT

During the six month period ended December 31, 2001, the Company wrote off certain accounts payable totaling $472,991.  These amounts were written off, as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or written off because the provider is no longer in business.

NOTE H - LITIGATION AND CONTINGENCIES

The Company is involved in litigation resulting from an attempted merger in 2001 between GameBanc and Promo-Travel International, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that GameBanc would pay the plaintiffs $300,000 and that the plaintiffs would return approximately 1.3 million shares of GameBanc common stock they had received under the merger agreement.  The plaintiffs failed to return the stock certificates and therefore GameBanc refused to pay $300,000. At December 31 and June 30, 2002, the Company has recorded a $300,000 note payable to Promo-Travel International, Inc.  The plaintiffs have sued in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement. GameBanc has asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.  At this time, the Company is not able to estimate their ultimate financial liability, if any, with respect to this claim.

GameBanc is also involved in litigation stemming from its attempted merger with Bingo.com.  GameBanc had previously purchased the domain name Lottery.com from a principal of Bingo.com.  After GameBanc aborted the merger, Bingo.com filed a lawsuit alleging that GameBanc had failed to provide them with publicly traded stock as called for in the purchase agreement.  The parties are negotiating settlement terms. No liability has been recorded associated with this litigation as the Company is unable to estimate their ultimate financial liability, if any.

GameBanc is involved in litigation resulting from its asset purchase of the website Lottoballs.com ("Lottoballs").  This website was purchased for stock and for promissory notes to the principals of Lottoballs.  The promissory notes were due and payable one year after signing the purchase agreement. During that year, Lottoballs was obligated to provide to the Company certain financial information and to pay GameBanc for certain amounts.  Those amounts were never paid and the financial information was not provided in a timely fashion.  Furthermore, the website, the major asset acquired, did not function properly.  The plaintiffs refused to repair it and GameBanc was forced to take the site down in July 2001. The plaintiffs filed suit against GameBanc for failure to make the payment on the promissory notes. GameBanc's counterclaims seek to recover costs it incurred in repairing the software and damages arising from the plaintiff's misrepresentations and breach of contract.  GameBanc has a liability recorded of $347,900 at December 31 and June 30, 2002 related to the original purchase.

A former employee and manager of GameBanc's Gameland.com site sued GameBanc in Virginia District Court for bonus payments under his employment agreement. The employee obtained a default judgment against GameBanc in the amount $99,000. This amount is included in accrued liabilities in the accompanying consolidated balance sheets at December 31 and June 30, 2002. Settlement discussions are ongoing at present.

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

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading online media and value-added information service providing subscribers with access to entertaining proprietary content via the Internet. The Company, and its subsidiaries operate a branded network of web sites targeting three allied areas of interactive entertainment: government sponsored lotteries, Internet games, and digital greetings. In addition, we continue to develop and manage a large opt-in e-mail database of over 12,483,000 subscribers.  We currently own and/or license and operate leading games and entertainment sites that include:

-Lottery.com

 -GameLand.com

-SkillMoney.com

-Cards.com

The Company has traditionally derived its revenues from advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on fixed payment over a contract period, a cost-per-thousand impression basis and design of advertising campaigns to be placed on our network. We are currently developing programs to expand our revenue generating sources through non-advertising revenues. These non-advertising revenues will be primarily derived from subscription fee-based services and software sales.

REVENUE

Revenue for the three months ended December 31, 2002 of $ 54,926 was less than the revenue for the three months ended December 31, 2001 by $97,692 or 64%. The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the three months ended December 31, 2002, cost of sales was $80,884 less than the cost of sales for the three months ended December 31, 2001. The reduction in cost of sales was primarily attributable to reduced revenues for the period. The Company incurred operating expenses of $607,843 during the three months ended December 31, 2002.  This represents a decrease of $329,866 or 35% over the operating expenses for the three months ended December 31, 2001.  The decrease is primarily due to a reduction of sales and marketing expenses of $46,586 or 44% from the same period in the prior year, a reduction in general and administrative expenses in the amount of $92,344 or 33% and research and development expenses were $143,121 or 59% less than the same period in the prior year. The decreases in these expenses occurred as a result of fewer office locations and fewer employees during the three months ended December 31, 2002 compared to the same quarter in the prior year due to cash flow constraints.

Depreciation and amortization expense increased $52,171 or 25% for the three months ended December 31, 2002 from $211,135 during the three months ended December 31, 2001 due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets.

Interest income decreased from $17,938 to $0 because the note receivable from the president of the Company had been settled through the return of common stock during fiscal year 2002.

Interest expense increased slightly from to $12,380 to $15,926 or 29% due to increased debt, principally due to the note payable in connection with cards.com.

The Company recorded $354,743 of forgiveness of debt income in the three months ended December 31, 2001 related to the reversal of payables on the books that the Company no longer deemed bona fide. These amounts were written off, as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or written off because the provider is no longer in business.

The non-controlling interest expense was zero during the three months ended December 31, 2002 as the non-controlling interest had fallen to zero during the year 2002. In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero, therefore, there is no effect of the non-controlling interest on the statement of operations for the three months ended December 31, 2002.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

REVENUE

Revenue of $101,508 for the six months ended December 31, 2002 was $98,124 or 49% less than the same period in the prior year.  The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the six months ended December 31, 2002, the cost of goods sold of $26,332 was $73,394 or 74% less than the six months ended December 31, 2001. The reduction in cost of sales was primarily attributable to reduced revenues for the period. The Company incurred operating expenses of $1,446,955 for the six months ended December 31, 2002.  This represents a decrease of $2,439,041 or 63% compared to the operating expenses in the six months ended December 31, 2001. The decrease was primarily attributed to write off of software and intangibles in the six months ended December 31, 2001 of $2,023,539. Marketing and sales expenses the six months ended December 31, 2002 decreased $49,203 or 26% from the comparable period ended December 31, 2001. General and administrative expenses during the six months ended December 31, 2002 decreased $252,102 or 31% from the comparable period ended December 31, 2001. Research and development expense for the six months ended December 31, 2002 decreased $176,363 or 45% from the comparable prior period.  The decreased general and administrative expenses, marketing and sales expenses, and research and development expenses occurred as a result of fewer office locations and fewer employees compared to the prior year due to cash flow constraints.

Depreciation and amortization increased $62,025 or 13% during the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The increase is due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets.

Interest expense increased slightly from $21,707 to $28,907 or 33% due to increased debt, principally due to note payable in connection with cards.com.

The Company recorded $472,991 of forgiveness of debt income in the six months ended December 31, 2001 related to the reversal of payables on the books during fiscal 2001 that the Company no longer deemed bona fide.  These amounts were written off, as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

The non-controlling interest expense was zero during the six months ended December 31, 2002 as the non-controlling interest had fallen to zero during the year 2002. In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero, therefore, there is no effect of the non-controlling interest on the statement of operations for the six months ended December 31, 2002.

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

At December 31, 2002, the Company had $9,563 in cash compared a cash overdraft of $34,466 at December 31, 2001. Current liabilities at December 31, 2002 of $2,522,096 exceed current assets of $19,170. Total liabilities at December 31, 2002 of $2,906,777 exceed total assets of $1,708,330.

Net cash used by operating activities was $521,676 for the six month period ended December 31, 2002 compared to $829,231 for the six month period ended December 31, 2001, a decrease of $307,555.  The cash used by operating activities during the six months ended December 31, 2002 was primarily related to a net loss of $1,400,686, partially offset by depreciation and amortization of $532,081, an increase in accounts payable and accrued liabilities of $192,821 and common stock issued for services of $85,643. Cash used in operating activities during the six months ended December 31, 2001 was primarily due to a net loss of $2,027,020, non-controlling interest of $1,236,317 and forgiveness of debt of $472,991, partially offset by depreciation and amortization of $469,915, write off of software and intangibles of $2,023,539 and an increase in accounts payable and accrued liabilities of $520,679.

Cash provided by financing activities of $518,656 for the six months ended December 31, 2002 included proceeds from the issuance of common stock of $586,500 and an increase in due to related parties of $29,127, offset by repayments of $53,667 on notes payable and purchase of treasury stock of $43,304. Cash provided by financing activities during for six months ended December 31, 2001 of $825,968 included proceeds from the issuance of common stock of $285,000, net borrowings on notes payable of $402,204, an increase in due to related parties of $104,298, and an increase in bank overdraft of $34,466.

At December 31, 2002 a substantial portion of our outstanding debt of $1,105,755 is related to acquisitions (see additional discussion in Legal Proceedings).

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

They are suing us in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement.  We have asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding; management believes the Company will prevail in its claims.

Court-ordered, non-binding mediation was unsuccessful, but we are continuing our efforts to resolve this matter.

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

This lawsuit is related to our aborted merger with Bingo.com.  We had previously purchased the domain name Lottery.com from a principal of this Company.  After we called off the merger, Bingo.com filed a lawsuit alleging that we had failed to provide them with publicly traded stock as called for in our purchase agreement for the domain name, lottery.com.  The parties are negotiating settlement terms.

William Mayhew and David Erce v. The Lottery Channel, Inc. and Game Banc Corporation, David Erce, William Mayhew, Dale Mayhew, Mitchell Peskin, John Lauder, Darrin Weber, James Sweeney, Randall Jacklin, Joseph Zinnecker, John Christoper, Thomas O'Connell, Steven Ziegle and Rob Schoder v. The Lottery Channel, Inc. and Game Banc Corporation.

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

In a separate but consolidated lawsuit, two of the Lottoballs principals, Erce and Mayhew, sued for an alleged breach of their employment contracts.  The employment agreements were deemed to be unenforceable and the action has been dropped.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

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

ITEM 5.  OTHER INFORMATION

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

None

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended December 31, 2002.

GAMES, INC.

By: /s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  February 14, 2003

Certifications

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

Date:  February 14, 2003

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

I, Myles S. Cairns, certify that:

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

Date:  February 14, 2003

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

February 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

February 14, 2003