Form 10QSB
period 2003-03-31
GAMES INC
filed 2003-05-15
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  (X)

No  ( )

As of March 31, 2003 there were 16,333,207 shares of the issuer’s Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No  (X)

#

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART 1 - FINANCIAL INFORMATION

3

  ITEM 1 - FINANCIAL STATEMENTS

3

  ITEM 2 - MAAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITIONS AND RESULTS OF OPERATIONS

14

  ITEM 3 - CONTROLS AND PROCEDURES

19

PART II. OTHER INFORMATION

20

  ITEM 1. LEGAL PROCEEDINGS

20

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

22

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

22

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIEY HOLDERS

22

  ITEM 5. OTHER INFORMATION

22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

24

SIGNATURES

24

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Consolidated Balance Sheets

Assets	March 31, 2003
	(unaudited)	June 30, 2002

Current assets

Cash	$ 99,051	$ 16,513
Accounts receivable – trade	14,088	29,783
Prepaid expenses	1,222	1,222
Total current assets	114,361	47,518

Property, equipment and software
Equipment	290,283	284,386
Furniture and fixtures	77,075	77,075
Leasehold improvements	2,137	2,137
Software	2,915,500	2,915,500
	3,284,995	3,279,098
Less accumulated depreciation and amortization	(2,429,635)	(1,959,370)
Net property, equipment and software	855,360	1,319,728

Intangibles, net of amortization	572,904	897,583
Total assets	$ 1,542,625 =========	$ 2,264,829 =========

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2003
	(unaudited)	June 30, 2002
Liabilities and stockholders' deficit

Current liabilities
Current maturities of long-term debt	$ 861,992	$ 758,091
Accounts payable	639,680	810,838
Accrued liabilities	922,122	585,667
Due to related parties	340,882	208,068
Total current liabilities	2,764,676	2,362,664

Long-term debt, net of maturities	556,268	384,681

Commitments and contingencies (Notes D and H)

Stockholders' deficit
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value; 40,000,000 shares authorized
16,314,357 and 8,443,127 shares issued
at March 31, 2003 and June 30, 2002, respectively	16,729	8,443
Additional paid-in capital	32,103,314	31,208,541
Accumulated deficit	(33,855,058)	(31,699,500)
Less treasury stock, at cost, 14,500 shares	(43,304)	--
Total stockholders’ deficit	(1,778,319)	(482,516)

Total liabilities and stockholders’ deficit	$ 1,542,625 =========	$ 2,264,829 ==========

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$53,771	$100,602	$155,279	$300,234
Cost of goods sold	33,777	15,131	60,109	114,857
Gross profit	19,994	85,471	95,170	185,377

Operating expenses
Marketing and sales	48,747	67,697	187,111	255,264
General and administrative	360,206	689,649	921,374	1,502,919
Research and development	97,297	103,590	312,639	495,295,
Depreciation of property, equipment
and software	156,212	179,881	470,265	539,642
Amortization of intangibles	106,650	143,322	324,678	253,476
Write-off of software and intangibles	--	(99,986)	--	1,923,553
Total operating expenses	769,112	1,084,153	2,216,067	4,970,149

Operating loss	(749,118)	(998,682)	(2,120,897)	(4,784,772)

Interest income- related party	--	--	--	71,469
Interest expense	(5,754)	(10,117)	(34,661)	(31,824)
Forgiveness of debt	--	--	--	472,991
Other, net	--	(56,003)	--	(56,003)
Net loss before non-controlling interest	(754,872)	(1,064,802)	(2,155,558)	(4,328,139)
Non-controlling interest	-	3,158	-	1,239,475
Net loss	($754,872) ========	($1,061,644) ========	($2,155,558) =========	($3,088,664) =========
Weighted average common shares
outstanding -basic and diluted	16,353,724 ========	5,760,848 ========	15,179,731 =========	7,291,099 =========

Net loss per share - basic and diluted	($0.05) ========	($0.18) ========	($0.14) =========	($0.42) =========

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Nine months ended	Nine months ended
	March 31,2003	March 31,2002
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net loss	($2,155,558)	($3,088,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794,943	793,118
Amortization of debt discount	21,915	17,888
Write-off of software intangibles	--	1,923,553
Non-controlling interest	--	(1,239,475)
Forgiveness of debt	--	(472,991)
Common stock issued for services	85,643	889
Common stock issued in legal settlement	--	31,083
Common stock options issued as compensation expense	30,417	--
Addition of interest income to shareholder note receivable	--	(71,469)
Changes in assets and liabilities:
Accounts receivable-trade	15,695	(16,456)
Accounts related-related party	--	22,401
Prepaid expenses and other assets	--	(4,245)
Accounts payable and accrued liabilities	190,796	926,456
Net cash used in operating activities	(1,016,149)	(1,177,912)

Cash flows from investing activities:
Acquisition of property and equipment	(5,897)	(2,723)

Cash flows from financing activities:
Repayments on long-term debt	(21,426)	(206,678)
Proceeds from issuance of convertible notes	275,000	430,000
Increase in due to related parties	132,814	114,559
Proceeds from issuance of stock	761,500	840,289
Purchase of treasury stock	(43,304)	--
Net cash provided by financing activities	1,104,584	1,178,170

Net increase (decrease) in cash	82,538	(2,465)
Cash at beginning of period	16,513	3,263
Cash at end of period	$ 99,051 =======	$ 798 =======

The accompanying notes are an integral part of these consolidated financial statements

#

Games, Inc. and Subsidiary
Consolidated Statements of Cash Flows – continued
	Nine months ended	Nine months ended
	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accounts payable	$ 25,499 ========	$ -- =========
Common stock returned in exchange for stockholder note receivable	$ -- ========	$ 1,271,410 =========
Intangibles acquired through the issuance of debt, net of debt discount	$ -- ========	$ 406,465 =========

The accompanying notes are an integral part of these consolidated financial statements

#

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

The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and consolidated results of operations and cash flows of Games, Inc. and Subsidiary (the “Company”). Results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

For accounting purposes, the exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of March 31, 2003 and June 30, 2002, the Company owned 97.5% and 52.28%, respectively, of the outstanding common stock of GameBanc.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling shareholders' portion of the loss of GameBanc.  The non-controlling interest in the consolidated balance sheets reflects the non-controlling shareholders' portion of GameBanc's net equity.  In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero, therefore, at March 31, 2003 and June 30, 2002, no amount is presented as non-controlling interest in consolidated subsidiary in the accompanying consolidated balance sheet.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as “impressions”, or times an advertisement appears in pages viewed by users of the Company’s online properties, are delivered.

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the diluted loss per share for the three and nine months ended March 31, 2003 and 2002 as they are anti-dilutive.

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

NOTE D - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses before non-controlling interest of $5,278,234 and $6,799,943 for the years ended June 30, 2002 and 2001, respectively, and a net loss of $2,143,595 for the nine months ended March 31, 2003.  Current liabilities at March 31, 2003 of $2,649,300 exceed current assets of $114,361.  Total liabilities at March 31, 2003 of $3,308,981 exceed total assets of $1,542,625.

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

NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at:

	March 31, 2003 (unaudited)	June 30, 2002

Notes for the acquisition of Lottoballs.com, LLC; bears interest at 6%; due March 1, 2002; (see additional discussion in Note H)	$ 347,900	$ 347,900
Note due to Promo-Travel International, Inc. related to attempted merger, payments of $75,000 due quarterly beginning June 1, 2001 (see additional discussion in Note H)	300,000	300,000
Note for the acquisition of Cards.com; imputed Interest of 6%; monthly payments ranging from $15,0000 to $165,000 through June 2006; includes debt discount of $38,997 and $55,646 at December 31, 2002 and June 30, 2002, respectively	341,268	379,354
Note to Bingo, Inc. for the purchase of internet domain name	28,442	28,442
Convertible notes bears interest at 6%; due October 30, 2004	275,000	--
Capital lease obligations; monthly payments of $3,780 through October 2004	125,650	87,076
	1,418,260	1,142,772
Less current maturities	861,992	758,091
	$ 556,268 ========	$ 384,681 ========

NOTE F - WRITE-OFF OF ASSETS

During the nine months ended March 31, 2002, the Company determined that certain software and websites were no longer being used and would not be used in the future.  Therefore, the Company wrote off the assets, which had carrying values of $1,923,553 on the dates that they were written off.

NOTE G - FORGIVENESS OF DEBT

During the nine month period ended March 31, 2002, the Company wrote off certain accounts payable totaling $472,991.  These amounts were written off, as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or written off because the provider is no longer in business.

NOTE H - LITIGATION AND CONTINGENCIES

The Company is involved in litigation resulting from an attempted merger in 2001 between subsidiary GameBanc and Promo-Travel International, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that GameBanc would pay the plaintiffs $300,000 and that the plaintiffs would return approximately 1.3 million shares of GameBanc common stock they had received under the merger agreement.  The plaintiffs failed to return the stock certificates and therefore GameBanc refused to pay $300,000. At March 31, 2003 and June 30, 2002, the Company has recorded a $300,000 note payable to Promo-Travel International, Inc.  The plaintiffs have sued in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the unwinding agreement. GameBanc has asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.  At this time, the Company is not able to estimate their ultimate financial liability, if any, with respect to this claim.

GameBanc is also involved in litigation stemming from its 2001 attempted merger with Bingo.com. GameBanc had previously purchased the domain name Lottery.com from a principal of Bingo.com. After GameBanc aborted the merger, Bingo.com filed a lawsuit alleging that GameBanc had failed to provide them with publicly traded stock as called for in the purchase agreement.  The parties are negotiating settlement terms. No liability has been recorded associated with this litigation, as the Company is unable to estimate their ultimate financial liability, if any.

GameBanc is involved in litigation resulting from its asset purchase of the website Lottoballs.com ("Lottoballs") in 2001.  This website was purchased for stock and for promissory notes to the principals of Lottoballs.  The promissory notes were due and payable one year after signing the purchase agreement. During that year, Lottoballs was obligated to provide to the Company certain financial information and to pay GameBanc for certain amounts.  Those amounts were never paid and the financial information was not provided in a timely fashion.  Furthermore, the website, the major asset acquired, did not function properly.  The plaintiffs refused to repair it and GameBanc was forced to take the site down in July 2001. The plaintiffs filed suit against GameBanc for failure to make the payment on the promissory notes. GameBanc's counterclaims seek to recover costs it incurred in repairing the software and damages arising from the plaintiff's misrepresentations and breach of contract.  GameBanc has a liability recorded of $347,900 at March 31, 2003 and June 30, 2002 related to the original purchase.

A former employee and manager of GameBanc's Gameland.com site sued GameBanc in Virginia District Court for bonus payments under his employment agreement. The employee obtained a default judgment against GameBanc in the amount $99,000. This amount is included in accrued liabilities in the accompanying consolidated balance sheets at March 31, 2003 and June 30, 2002. Settlement discussions are ongoing at present.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading online media and value-added information service providing subscribers with access to entertaining proprietary content via the Internet. The Company, and its subsidiaries operate a branded network of web sites targeting three allied areas of interactive entertainment: government sponsored lotteries, Internet games, and digital greetings. In addition, we continue to develop and manage a large opt-in e-mail database of over 12 million subscribers.  We currently own and/or license and operate leading games and entertainment sites that include:

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

REVENUE

Revenue for the three months ended March 31, 2003 of $ 53,771 was less than the revenue for the three months ended March 31, 2002 by $46,831 or 46%. The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the three months ended March 31, 2003, cost of sales was $18,646 more than the cost of sales for the three months ended March 31, 2002. The increase in cost of sales was primarily attributable to increased costs of modifying web servers for the period. The Company incurred operating expenses of $769,112 during the three months ended March 31, 2003.  This represents a decrease of $315,041 or 29% from the operating expenses for the three months ended March 31, 2002.  The decrease is primarily due to a reduction of general and administrative expenses in the amount of $329,443 or 48%, sales and marketing expenses decreased $18,950 or 28% from the same period in the prior year, a reduction in and research and development expenses of $6,293 or 6% less than the same period in the prior year. The decreases in these expenses occurred as a result of fewer office locations and fewer employees during the three months ended March 31, 2003 compared to the same quarter in the prior year due to cash flow constraints.

Depreciation and amortization expense decreased $60,341 or 39% for the three months ended March 31, 2003 from the three months ended March 31, 2002 due primarily to a reduced asset base from the prior year. Amortization periods for intangible assets were changed in current fiscal year from 20 to 5 years to reflect the decrease in the lives of such assets.

Interest expense decreased slightly from to $10,117 to $5,754 or 43% due to the conversion of notes payable to stock, interest is principally due to the note payable in connection with Cards.com.

The non-controlling interest expense was zero during the three months ended March 31, 2003 as the non-controlling interest had fallen to zero during the year 2002. In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero; therefore, there is no effect of the non-controlling interest on the statement of operations for the three months ended March 31, 2003.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

REVENUE

Revenue of $155,279 for the nine months ended March 31, 2003 was $144,955 or 48% less than the same period in the prior year.  The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the nine months ended March 31, 2003, the cost of goods sold of $60,109 was $54,748 or 47% less than the nine months ended March 31, 2002. The reduction in cost of sales was primarily attributable to reduced revenues for the period. The Company incurred operating expenses of $2,216,067 for the nine months ended March 31, 2003.  This represents a decrease of $2,754,082 or 55% compared to the operating expenses in the nine months ended March 31, 2002. The decrease was primarily attributed to write off of software and intangibles in the nine months ended March 31, 2002 of $1,923,553 or 100%. Marketing and sales expenses the nine months ended March 31, 2003 decreased $68,153 or 27% from the comparable period ended March 31, 2002. General and administrative expenses during the nine months ended March 31, 2003 decreased $581,545 or 39% from the comparable period ended March 31, 2002. Research and development expense for the nine months ended March 31, 2003 decreased $182,656 or 37% from the comparable prior period.  The decreased general and administrative expenses, marketing and sales expenses, and research and development expenses occurred as a result of fewer office locations and fewer employees compared to the prior year due to cash flow constraints.

Depreciation and amortization increased $1,825 or 16% during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The increase is due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets.

Interest expense increased slightly from $31,824 to $34,661 or 9% due to increased debt, principally due to note payable in connection with cards.com.

The Company recorded $472,991 of forgiveness of debt income in the nine months ended March 31, 2002 related to the reversal of payables on the books during fiscal 2001 that the Company no longer deemed bona fide.  These amounts were written off, as the Company no longer believed that they represented liabilities of the Company.  These amounts were forgiven primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

The non-controlling interest expense was zero during the nine months ended March 31, 2003 as the non-controlling interest had fallen to zero during the year 2002. In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero; therefore, there is no effect of the non-controlling interest on the statement of operations for the nine months ended March 31, 2003.

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

At March 31, 2003, the Company had $99,051 in cash compared to $16,513 at March 31, 2002. Current liabilities at March 31, 2003 of $2,764,676 exceed current assets of $114,361. Total liabilities at March 31, 2003 of $3,320,944 exceed total assets of $1,542,625.

Net cash used by operating activities was $1,016,149 for the nine months period ended March 31, 2003 compared to $1,177,912 for the nine month period ended March 31, 2002, a decrease of $161,763. The cash used by operating activities during the nine months ended March 31, 2003 was primarily related to a net loss of $2,155,558 partially offset by depreciation and amortization of $794,943, an increase in accounts payable and accrued liabilities of $190,796 and common stock issued for services of $85,643 and $30,417 of stock options issued as compensation expense. Cash used in operating activities during the nine months ended March 31, 2002 was primarily due to a net loss of $3,088,664, non-controlling interest of $1,239,475 and forgiveness of debt of $472,991, partially offset by depreciation and amortization of $793,118, write off of software and intangibles of $1,923,553 and an increase in accounts payable and accrued liabilities of $926,456.

Cash provided by financing activities of $1,104,584 for the nine months ended March 31, 2003 included proceeds from the issuance of common stock of $761,500 and issuance of $275,000 6% interest convertible notes, an increase in due to related parties of $132,814, offset by repayments of $21,426 on notes payable and purchase of treasury stock of $43,304. Cash provided by financing activities during for nine months ended March 31, 2002 of $1,178,170 included proceeds from the issuance of common stock of $840,289, net borrowings on notes payable of $430,000, and an increase in due to related parties of $114,559, offset by repayments of $206,678 on notes payable.

At March 31, 2003 a substantial portion of our outstanding debt is represented by the debts of our subsidiary of $1,379,686, related to acquisitions (see additional discussion in Legal Proceedings).

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

#

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc. None.

Current litigation of Games, Inc. subsidiary GameBanc Corporation or its predecessor Lottery Channel, Inc.

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

They are suing us in Georgia District Court for this amount plus an additional $400,000 they claim is now due under the Lottery unwinding agreement.  We have asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding; management believes the Company will prevail in its claims.

Court-ordered, non-binding mediation was unsuccessful, but we are continuing our efforts to resolve this matter.

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

This lawsuit is related to our aborted merger with Bingo.com.  We had previously purchased the domain name Lottery.com from a principal of this Company.  After Lottery called off the merger, Bingo.com filed a lawsuit alleging that we had failed to provide them with publicly traded stock as called for in our purchase agreement for the domain name, lottery.com.  The parties are negotiating settlement terms.

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

Case Numbers C-1-02-225 and C-1-02-465 (consolidated), United States District Court, Southern District of Ohio at Cincinnati, Suit filed May 31, 2002.

This action results from our asset purchase of the website lottoballs.com.  GameBanc purchased this site for stock and for promissory notes to the principals.  The promissory notes were due and payable one year after signing the purchase agreement.  During that year, Lottoballs was obligated to give GameBanc closing financials and to pay us receivables that were on their books at closing but that were uncollected.  Those monies were never paid over to GameBanc, nor did they provide the financial accounting in a timely fashion.  Furthermore, their software, the major asset GameBanc acquired, did not function properly.  They refused to fix it and we were forced to take the site down in July 2001.  GameBanc notified them of the problems, asked repeatedly for financial accounting and when GameBanc did not receive it, GameBanc informed them of their intention to pursue action against them.  They have filed suit against GameBanc for payment of the promissory notes.  GameBanc’s counterclaims seek to recover costs incurred in repairing the software and damages arising from their misrepresentations and breach of contract.  The Lottoballs shareholders were all Lottery Channel, Inc. (now called GameBanc Corporation) shareholders and most have exchanged their Lottery Channel, Inc. shares for Colley shares.  A liability in the amount of $347,900 has been recorded in connection with the original purchase.

In a separate but consolidated lawsuit, two of the Lottoballs principals, Erce and Mayhew, sued for an alleged breach of their employment contracts.  The employment agreements were deemed to be unenforceable and the action has been withdrawn.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of our Gameland.com site who sued Lottery in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when they were attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  To date, Mr. Hunter's collection efforts have been unsuccessful.  We have made attempts to settle this case but, so far, they have been rejected.  A liability has been recorded for this exposure.  The Company has filed a counter claim against Christopher Hunter and Toadgames.com. Toadgames.com offers to its customers many internet-based games, which are in all material respects identical to games offered by the Company to its customers. By misappropriating Gamebanc’s trade secrets and confidential and proprietary information, Hunter breached his Agreement with the Company.

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

ITEM 5.  OTHER INFORMATION

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

None

#

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended March 31, 2003 .

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  May 15, 2003

#

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

#

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

May 15, 2003

#

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

May 15, 2003

#