Form 10QSB/A
period 2003-03-31
GAMES INC
filed 2003-05-30
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB/A

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

This Form 10-Q includes un-reviewed financial statements in lieu of reviewed financial statements because the Registrant elected not to have King Griffin & Adamson P.C. conduct a review of the financial statements. Refer to Item 1 and Note A in this Form 10-Q.

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

24

SIGNATURES

24

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Refer to Notes on page 8 regarding the fact that the financial statements presented have not been reviewed by an independent auditor.

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
16,333,207 and 6,870,680 shares issued
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

The accompanying notes are an integral part of these consolidated financial statements

#

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Financial Statements Not Reviewed - The financial statements have not been reviewed by the company’s independent auditor because the company elected not to have King Griffin & Adamson P.C. conduct a review of the financial statements. The financial statements will be reviewed in the fourth quarter of 2003 by the new independent auditor that will be selected in June 2003. No auditor has opined that the unaudited and unreviewed statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the company for the periods reported in accordance with generally accepted accounting principles.

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

By:  /s/ Roger W. Ach II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  May 30, 2003

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

Date: May 30, 2003

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

Date:  May 30, 2003

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

May 30, 2003

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

May 30, 2003

#