Form 10KSB
period 2003-06-30
GAMES INC
filed 2003-11-06
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

COMMISSION FILE NUMBER: 0-33345

GAMES, INC.

(formerly Colley Corporation)

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No  [X]

#

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB [X].

The Registrant's revenue for its most recent fiscal year: $218,049

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of October 9, 2003, on the OTC Bulletin Board, was $8,174,741.

As of October 9, there were 16,964,855 shares of the Registrant's common stock outstanding.

#

GAMES, INC.

FORM 10-KSB

TABLE OF CONTENTS

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

23

ITEM 3.

LEGAL PROCEEDINGS

23

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

PART II

25

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDERS MATTERS

25

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

26

ITEM 7.

FINANCIAL STATEMENTS

30

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

PART III

31

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS

31

ITEM 10.

EXECUTIVE COMPENSATION

32

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

33

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

36

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

36

SIGNATURES

38

CERTIFICATIONS

39

INDEX TO FINANCIAL STATEMENTS

42

#

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

Except for historical information, the following description of the Company’s business contains forward-looking statements based on current expectations that involve risks and uncertainties. The Company’s actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Form 10-KSB under the heading "Risk Factors."

The Company is a company operating in three allied areas of interactive entertainment:  Government Sponsored Lotteries, Internet Games and Digital Greetings.  In addition, the Company continues to develop and manage a large opt-in e-mail database.

The Company's principal business is providing subscribers with access to entertaining proprietary content via the Internet. Over its four websites, the Company has over 20 million page views and approximately 1.2 million user sessions per month.

The Company currently owns and operates leading games and entertainment sites that include:

-Cards.com

-GameLand.com

-Lottery.com

-SkillMoney.com

HISTORY

Games, Inc. (formerly Colley Corporation) through its majority owned subsidiary, Gamebanc Corporation (collectively the “Company”) operates in three allied areas of interactive entertainment: Government Sponsored Lotteries, Internet Games and Digital Greetings.

On September 19, 1997, Colley Corporation  (an Arizona Corporation) (“Colley”) filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court).  Colley's bankruptcy action was consolidated into a single action with other related Entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (a Kansas corporation); Super Shops, Inc. (a Michigan corporation); Super Shops, Inc. (a Texas corporation) and Mallory Corporation (a Nevada corporation).  All assets, liabilities and other claims against Colley were combined with those of its affiliates for the purpose of distribution to creditors. Each of the six entities otherwise remained separate corporate entities.  During the period from September 17, 1997 through July 31, 2000 (the entered date of the Debtors' Amended Joint Plan of Reorganization dated as of July 31, 2000), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Debtors' Amended Joint Plan of Reorganization was confirmed by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000.  The Amended Joint Plan of Reorganization, which contemplated Colley entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of Colley's post- reorganization Common Stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. Final Discharge occurred on October 19, 2001 with the filing of a Certificate of Completion with the Bankruptcy Court.

The cancellation of all existing shares of common stock at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of Colley with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy shareholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh- start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  As of July 31, 2000, by virtue of the confirmed Plan of Reorganization, the only post-bankruptcy asset of the Company was approximately $2,500 in cash due from the Bankruptcy Estate.

In October 2000, Colley changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the re-incorporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley's name to AZ Acquisition Corp. and modified Colley's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share.

On September 30, 2001, AZ Acquisition Corp. issued 525,000 shares of restricted, unregistered common stock in exchange for 100% of the issued and outstanding stock of Colley, a Delaware corporation formed on August 27, 2001. Colley DE and AZ Acquisition Corp. then merged with AZ Acquisition Corp. being the legal surviving corporation and the Company's corporate name changed to Colley Corporation. Colley Corporation was incorporated on August 27, 2001 under the laws of the State of Delaware to engage in the acquisition and sale of thoroughbred racing stock.

The acquisition of Colley DE, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley DE was the accounting acquirer for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC, an Ohio limited liability company (CWP), acquired from controlling shareholders of Colley DE the 525,000 shares or 51.19% (issued on September 30, 2001) of the outstanding common stock of Colley DE in exchange for a cash payment of $25,000. CWP then became the sole member of the Board of Directors of Colley immediately following this transaction. On June 25, 2002, the Board of Directors of Colley DE agreed to exchange shares of Colley DE for shares of common stock of Gamebanc Corporation ("Gamebanc") on a one share for one share basis (the “First Exchange”).  Participants in the First Exchange, i.e., the controlling shareholders of Gamebanc, exchanged 7,417,618 shares of Gamebanc common stock for 7,417,618 newly issued shares of Colley DE common stock, effecting a change in control.  The Company acquired a majority interest in Gamebanc Corporation as a result of the First exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

On July 23, 2002, Colley DE offered to exchange up to 8,906,866 shares of its common stock for shares of common stock and of preferred stock of Gamebanc Corporation (the “Second Exchange”).  The Second Exchange was conducted on the basis of one share of Colley common stock for one share of Gamebanc common stock, and 50 shares of Colley common stock for one share of preferred stock of Gamebanc.  The Second Exchange remained open until August 6, 2002.  Through August 12, 2002, 7,539,582 shares of additional stock were issued through the exchange.  The total issued and outstanding shares of Colley DE were 15,982,709 shares following the consummation of the exchange.

During the period from July 31, 2002 through December 31, 2002 Gamebanc sold an aggregate of 3,665 shares of Preferred Stock for $366,500 ($100 per share) in cash proceeds. Immediately upon the issuance of Gamebanc preferred stock, the preferred stock was exchanged for 50 shares of common stock of Games, Inc. pursuant to the terms of the Second Exchange.

For accounting purposes, the First and Second Exchanges discussed above have been treated as a recapitalization of Gamebanc with Gamebanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of Gamebanc.  As of June 30, 2003, the Company owned 97.9% of the outstanding common stock of Gamebanc.

On September 16, 2002, Colley DE changed its name to Games, Inc.

Gamebanc was incorporated in Delaware in 1996 under the name of The Lottery Channel, Inc.  It was originally created to develop cable television programming for state-sponsored lotteries.  The Company’s mission was to make lottery play more entertaining by creating interactive games that people could play along with as they watch the lottery game show on television.

As use of the Internet became more ubiquitous, the Company shifted its focus to developing lottery games that could be played over the Internet and to developing an on-line ticket sales system.

As an outgrowth of Gamebanc’s work in the game development arena, in 1999 the Company purchased a website called www.GameLand.com from iXL Corp. in Atlanta.  Gameland.com has a portfolio of over 120 proprietary shockwave game engines that the Company has refaced and use for its own sites as well as providing game packages for other major websites.

As it became evident the Internet Lottery ticket sales were going to be adopted more slowly as the Company had anticipated, the Company focused more of its attention on the games business in general, never losing sight of its ultimate goal of being an electronic lottery retailer.

In July 2001, The Lottery Channel, Inc. changed its name to Gamebanc Corporation to more accurately reflect its expansion into the Internet game business.  In August 2001 the Company signed a database management contract with Maryland Lottery.

In November 2001, the Company launched its first digital greeting card site, www.Cards.com. In May 2002, the Company launched a website called www.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

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

COMPETITION

The markets for the Company’s services are rapidly evolving and intensely competitive. In addition to internally built and supported operations, the Company’s primary current and prospective competitors include:

▪

Lottery Software Companies

▪

Greeting Card Companies

▪

Game Companies

▪

Companies that intend to offer some of the services that the Company offer currently to a portion of the Company’s targeted customer base.

#

Many of the Company’s competitors have been in business longer than us, have significantly greater financial, technical, and other resources, or greater name recognition. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could negatively impact the Company’s ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of the Company’s services, either of which could harm its business, financial condition and operating results.

The Company believes that the principal competitive factors in its market include:

▪

quality and reliability of services offered;

▪

scope of supported applications and technology platforms;

▪

ability to expand the operational environments supported;

▪

extent to which the services offered provide a complete solution to a potential customer's operations requirements;

▪

technical expertise and development;

▪

rapid deployment of services; quality of customer service and support;

and price.

GOVERNMENT REGULATION

There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.  Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company’s business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the Commission for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the Commission to regulate Internet service providers and online service providers, in a manner similar to long distance telephone carriers and to impose access fees on these service providers. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for the Company’s products and services.

Also it is possible that laws will be adopted or current laws interpreted in a manner to impose liability on online service providers, such as us, for linking to third party content providers and other Internet sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could have an adverse effect on the Company’s business, operating results and financial condition. Moreover, the applicability to the Internet upon the existing laws governing issues such as property ownership, copyright defamation, obscenity and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company’s business, operating results and financial condition.

In addition, as the Company’s products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business only in the states of Delaware, Ohio, Iowa and Virginia, and the Company’s failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject us to taxes and penalties and could result in the Company’s inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company’s business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially effect the Company’s ability to maintain its current customers.

At present, the Company does not collect sales or other similar taxes in respect of sales of its services through Internet purchases. However, various states have sought to impose state sales tax collection obligations on out-of-state companies similar to us. A successful assertion by one or more of these states that the Company should have collected or be collecting sales tax on the sale of its services could result in additional costs and corresponding price increases to its customers. The U.S. Congress has passed legislation limiting for three years the ability of states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the broad imposition of state taxes on e-commerce.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company regards its service marks, trademarks, domain names, and similar intellectual property as critical to its success. The Company has or has applied for federal trademark or service mark registration of a number of names and terms, including Lottery.com, GameLand.com, SkillMoney.com and Cards.com all of which are now owned by us. The Company has also applied for a patent covering some of its software.

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, partners, and others to protect its proprietary rights.  Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to the Company’s and independently create a similarly functioning infrastructure.  Furthermore, the protection of the proprietary rights in Internet-related industries is uncertain and still evolving.  The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Protection for the proprietary rights in the United States or abroad may not be adequate.

#

The Company intends to continue to license certain technology from third parties such as Microsoft and others, for the Company’s technologies that support business systems.  The market is evolving and the Company may need to license additional technologies to remain competitive.  The Company may not be able to license these technologies on commercially reasonable terms or at all.  In addition, the Company may fail to successfully integrate licensed technology into its operations.

Although the Company is not aware of any infringement or misappropriation of its intellectual property or similar proprietary rights, it may be anticipated that infringements and misappropriations will occur as its business grows and there is more brand loyalty attaching to its trade names and domain names.  The Company intend to police against infringement or misappropriation.  However, the Company cannot guarantee that the Company will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers, and domain names.

In addition, third parties may assert infringement claims against us.  The Company cannot be certain that its technologies or trademarks do not infringe valid patents, trademarks, copyrights, or other proprietary rights held by third parties.  The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of its business.  Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the business.

EMPLOYEES

The Company currently has approximately 18 management, technical, customer support, marketing and sales, and clerical personnel. The Company may, from to time, review it’s staffing requirements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in the Company’s stock involves a high degree of risk. The following information discusses the material risk factors which are unique to the Company and that make an investment in the Company’s common stock risky or speculative. If any of the risks discussed below actually occur, the Company’s business, financial condition, operating results or cash flows could be materially adversely affected, which could cause the trading price of the Company’s common stock to decline.

RISKS PARTICULAR TO GAMES, INC.

THE COMPANY HAS HISTORICALLY OPERATED AT A LOSS, HAS EXPERIENCED NEGATIVE OPERATING CASH FLOWS, AND THE COMPANY’S LOSSES MAY CONTINUE.

The Company has experienced net losses and negative cash flows since the Company began implementing the Company’s current business plan. The Company expects that the ongoing implementation of the Company’s current business plan will decrease the Company’s net losses and decrease the Company’s negative cash flows but there can be no assurance that this will happen. The Company may never generate sufficient revenues to achieve profitability, and if the Company is unable to make a profit, the Company may not be able to continue to operate the Company’s business.  Even if the Company does become profitable, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

Management believes that the Company will need approximately $2,500,000 to fund operations during the next 12 months.  The majority shareholders of Games have contributed in excess of $18 million to the Company over time and are committed to seeing the Company’s business plan come to fruition and as such will continue to support the Company through capital investments until the Company reaches profitability. Games has focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve the Company's business plan.  Games is attempting to obtain such additional financing.  Management is also actively seeking one or more strategic investors to complete and acquisition and a strategic line extension in the games business.  However, there can be no assurance that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM THE COMPANY’S AUDITORS INDICATING THERE IS DOUBT AS TO WHETHER THE COMPANY CAN REMAIN IN BUSINESS WITHOUT THE CONTINUED RELIANCE ON ADVANCES FROM RELATED PARTIES.

In its audit report dated September 12, 2003, the Company’s auditors indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the Company’s ability to continue as a going concern was dependent upon the Company obtaining additional financing for the Company’s operations.  There can be no assurance that the Company will be able to achieve this.

THE COMPANY’S LIMITED OPERATING HISTORY MAKES EVALUATING ITS BUSINESS DIFFICULT.

Gamebanc Corporation, the Company’s operating subsidiary, commenced operations in 1997. Accordingly, the Company has only a very limited operating history upon which you can evaluate its business and prospects. The Company faces the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. The Company’s past financial results may not be representative of its future financial results.

THE COMPANY IS DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES. IF THE COMPANY IS UNABLE TO NEGOTIATE WORKOUT ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS, THE COMPANY COULD EXPERIENCE A SEVERE NEGATIVE IMPACT ON THE COMPANY’S BUSINESS OR THE COMPANY’S RESOURCES.

As of the date of this filing, the Company was late in payment of certain creditor trade payables. The Company has initiated contact with these vendors and has offered payment plans.  If the Company is unable to negotiate payment plans with the vendors, or if the Company is unable to execute such negotiated payment plans with those who accept such plans, the Company could experience a severe negative impact on its business resources, although the Company currently do not expect any interruption of services provided.

THE COMPANY’S QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR THE COMPANY’S COMMON STOCK.

The Company’s revenue and operating results could vary significantly from quarter to quarter. These fluctuations could cause the Company’s stock price to fluctuate or decline. Important factors that could cause the Company’s quarterly results to materially fluctuate that are within the Company’s control include the following:

▪

Difficulty managing growth;

▪

Increases in necessary operating expenses;

▪

Problems with the Company’s technology;

▪

The amount and timing of costs associated with the development and maintenance of new products; and

▪

Costs and risks associated with potential acquisitions.

▪

Important factors that could cause the Company’s quarterly results to materially fluctuate that are not within the Company’s control include the following:

▪

Introduction of new products or pricing programs by the Company’s competitors;

▪

Changes in pricing for, and changes in the gross margins of, certain products, services, or lines of business as the Company’s business model;

▪

Variations in spending patterns by companies and consumers;

▪

Technical difficulties or systems downtime affecting the Company’s services and products;

▪

Business interruptions due to outside causes and forces;

▪

Differences with the business practices of third parties with whom the Company does business;

▪

Economic conditions specific to the Internet or to the digital greetings, Internet games, or Lottery businesses, as well as general economic conditions;

▪

Inability to frame additional bandwidth to adequately service customer growth;

▪

Customer acceptance of the Company’s products and business model; and

▪

Inability to acquire or lack of availability of necessary hardware or software components.

The Company’s current and future levels of operating expenses and capital expenditures are based largely on the Company’s growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact the Company’s business and results of operations. In addition, if the Company’s customer base expands rapidly or unpredictably, the Company may not be able to efficiently utilize the Company’s infrastructure or the Company may not have sufficient capacity to satisfy the Company’s customers' requirements, which could harm the Company’s operating results.

THE COMPANY’S STOCK COULD BE THE VICTIM OF SHORT SELLING AND, IF THIS OCCURS, THE MARKET PRICE OF THE COMPANY’S STOCK COULD BE ADVERSELY AFFECTED.

It is conceivable that the Company’s stock could be subject to the practice of short selling. Short selling, or "shorting," occurs when stock is sold which is not owned directly by the seller; rather, the stock is "loaned" for the sale by a broker-dealer to someone who "shorts" the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down. If such shorting occurs in the Company’s common stock, there could be a negative effect on the trading price of the Company’s stock.

THE COMPANY’S SHARES ARE SUBJECT TO RULES REGULATING BROKER-DEALER ACTIVITY WITH RESPECT TO PENNY STOCKS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET FOR THE COMPANY’S SHARES AND THE COMPANY’S SHARE PRICE.

Broker-dealers who effect trades in the Company’s common stock are subject to SEC rules that regulate trading in penny stocks. Such rules require broker-dealers to provide additional warnings and risk factors pertaining to an investment in penny stocks. Such additional warnings may act to inhibit investment in the Company’s common stock, which could have a depressive effect on both the market for the Company’s shares and the trading price of the Company’s shares.

IN ORDER TO EXECUTE THE COMPANY’S BUSINESS PLAN, THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL.  IF THE COMPANY IS NOT ABLE TO RAISE ADDITIONAL CAPITAL, THE COMPANY WILL NOT BE ABLE TO ACHIEVE THE COMPANY’S BUSINESS PLAN AND SHAREHOLDERS COULD LOSE THEIR INVESTMENT.

The Company needs to raise additional funds through public or private debt or equity financings to be able to fully execute the Company’s business plan. Any additional capital raised through the sale of equity may dilute ownership interest. The Company may not be able to raise additional funds on favorable terms, or at all. If the Company is unable to obtain additional funds, the Company will be unable to execute the Company’s business plan and shareholders could lose their investment.

The Company’s future capital requirements will depend upon many factors, including the following:

▪

Costs to develop and maintain the Company’s on-line hosting of hardware and software;

▪

The rate at which the Company expands the Company’s operations;

▪

The extent to which the Company develops and upgrades the Company’s technology;

▪

The occurrence, timing, size and success of acquisitions; and

▪

The response of competitors to the Company’s service offerings.

THE COMPANY MAY REQUIRE VENDOR CREDIT IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

In order to execute the Company’s short-term and long-term strategic plans, the Company needs to continue to obtain credit from the Company’s vendors. If the Company is unable to maintain or obtain vendor credit on favorable terms, or at all, the Company may not be able to execute the Company’s business plan, develop or enhance the Company’s products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm the Company’s business.

The Company has recently negotiated with many of its vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, the Company cannot rely on future relationships with these vendors, which could result in limiting the Company’s purchasing and credit abilities.

FUTURE DEMAND FOR DIGITAL GREETINGS, INTERNET GAMES AND LOTTERY SERVICES IS HIGHLY UNCERTAIN.

The markets for Digital Greetings, Internet Games and Lottery Services have only recently begun to develop and are evolving rapidly. Future demand for these services is highly uncertain. The Company believes that many of its potential customers are not fully aware of the benefits of its services. The market for the Company’s services may never become viable or grow further. If the market for the Company’s services doesn’t grow or grows more slowly than the Company currently anticipates, its business, financial condition and operating results will be materially adversely affected.

IF THE COMPANY IS UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS AND HARDWARE COMPONENTS FROM CERTAIN VENDORS, THE COMPANY WILL BE UNABLE TO DELIVER ITS SERVICES.

The Company relies on third-party suppliers, including Microsoft and Dell to provide us with key software applications and hardware components for its infrastructure. Certain components or applications are only available from limited sources. If the Company is unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, may substantially inhibit its ability to deliver its services.

RAPID GROWTH IN THE COMPANY’S BUSINESS DUE TO AN INCREASE IN THE NUMBER OF CUSTOMERS UTILIZING ITS PRODUCTS AND SERVICES COULD STRAIN ITS OPERATIONAL AND FINANCIAL RESOURCES AND CAUSE US TO LOSE CUSTOMERS AND INCREASE ITS OPERATING EXPENSES.

Any increase in the volume of users of the Company’s products and services could strain the capacity of its software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

▪

Expand and upgrade the Company’s hardware and software systems;

▪

Expand and improve the Company’s operational and financial procedures, systems and controls;

▪

Improve the Company’s financial and management information systems;

▪

Expand, train and manage a larger workforce; and

▪

Improve the coordination among the Company’s product development, sales and marketing, financial, accounting and management personnel.

The Company cannot assure you that its current level of personnel, systems, and controls will be adequate to support future growth. The Company’s inability to manage growth effectively or to maintain the quality of its products and services could cause us to lose customers and could materially increase its operating expenses.

IF THE COMPANY DOES NOT INCREASE AWARENESS OF ITS PRODUCTS AND SERVICES, ITS ABILITY TO REACH NEW CUSTOMERS WILL BE LIMITED.

The Company’s future success will depend, in part, on its ability to increase awareness of its products and services. To do so, the Company must succeed in its marketing efforts, provide high-quality products and services, and increase traffic to its Websites. If the Company’s marketing efforts are unsuccessful, or if the Company cannot increase its brand awareness, the Company may not be able to attract new customers and increase its revenues.

THE COMPANY DEPENDS HEAVILY ON THE EFFORTS OF ITS OFFICERS AND SENIOR MANAGEMENT.

The Company’s success depends, to a significant extent, upon the efforts and abilities of Roger W. Ach, II, President, Chairman of the Board and Chief Executive Officer, as well as on the efforts of other officers and senior management. Loss of the services of any or all of its executive management team could materially adversely affect its business, results of operations and financial condition, and could cause us to fail to successfully implement its business plan.

THERE IS INTENSE COMPETITION FOR QUALIFIED TECHNICAL PROFESSIONALS AND SALES AND MARKETING PERSONNEL, AND, THE COMPANY’S FAILURE TO ATTRACT AND RETAIN THESE PEOPLE COULD AFFECT ITS ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES AND TO INCREASE ITS REVENUES.

The Company’s future success also depends upon its ability to attract and retain qualified technical professionals and sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. The Company may not be able to attract, retain, and adequately motivate its personnel or to integrate new personnel into its operations successfully.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY TECHNOLOGY, AND, THE COMPANY MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

The Company’s services are highly dependent upon proprietary technology. In addition, the Company relies on contracts, confidentiality agreements, and copyright, patent, trademark, and trade-secrecy laws to protect its proprietary rights in its technology. The Company has also obtained, or is pursuing, several trademark, copyright, and patent registrations for its various product names. The protective steps the Company has taken may not be adequate to deter misappropriation of its proprietary information. In addition, some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of a licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  Failure to adequately protect the Company’s intellectual property could harm its brand name, devalue its proprietary content, and affect its ability to compete effectively. Furthermore, defending its intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect its business, results of operations and financial condition. Also, it is possible that the Company’s competitors or others will adopt product or service brands similar to the Company’s, possibly leading to customer confusion.

DISRUPTIONS TO THE DATA CENTERS, OR TO THE OFFSITE BACKUP STORAGE FACILITIES OF THIRD PARTIES WITH WHOM THE COMPANY DO BUSINESS, COULD MATERIALLY AFFECT THE COMPANY’S BUSINESS.

The continued and uninterrupted performances of the Company’s computer systems, and of the backup storage facilities of third parties with whom the Company do business, are critical to its success. Any system failure that causes interruptions in its ability to deliver the Company’s services to its customers, including failures that affect its customers' abilities to access its hosted hardware, software, and stored data, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of the Company’s services or result in material liabilities or costs.

The Company’s hardware and software hosting business strategy, including data backup and storage, depends on the consistent performance of the data centers and those of third parties. The Company offers offsite back-up storage of data for all customers. The current data centers, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond the Company’s control, including natural disasters. If the data centers are damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. The Company’s operations are dependent on its ability to protect its computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond the Company’s control, including natural disasters. Damage to the Company’s computer system or to the systems, applications, or data of the Company’s customers, could delay or prevent delivery of the Company’s services and result in the loss of the Company’s customers or in material liabilities. In addition, a failure of the Company’s telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of the Company’s services. Substantially all of the Company’s computer and communications hardware is located at one facility and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that the Company experience significant disruptions that affect the data centers, the Company could lose customers or fail to attract new customers.

THE COMPANY COULD EXPERIENCE BREACHES OF SECURITY WHEN TRANSMITTING DATA TO OR FROM THE COMPANY’S CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

The Company’s business depends upon its ability to securely transmit confidential information between the data centers, third-party backup locations, and the servers of its customers, including the use of third-party vendor security technologies and methodologies. Despite the Company’s physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. The Company may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of the Company’s delivery system or to remedy any problems that such penetration might cause.  The occurrence of any of these events could cause us to lose customers, cause harm to the Company’s reputation, and expose us to material liability.

THE COMPANY DEPENDS ON LICENSED SOFTWARE APPLICATIONS.

The Company depends on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data centers and provided to the Company’s customers. The Company has entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft, that allow us to host some of their software applications or re-license their software applications to the Company’s  customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to the Company’s customers, for any damages resulting from termination. If the Company’s relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow the Company’s customers to obtain a license to operate the software application on the data centers, the Company’s ability to do business would be severely inhibited.

#

THE HARDWARE AND SOFTWARE THE COMPANY USES IS COMPLEX AND MAY CONTAIN DEFECTS.

The Company’s service offerings depend on complex hardware and software that may contain defects, particularly when initially introduced or when new versions are released. Although the Company test internal and third party software applications prior to deployment, the Company may not discover software defects that could affect the Company’s new or current services or enhancements until deployed. These defects could cause service interruptions or the loss of data, which could damage the Company’s  reputation, increase the Company’s  operating costs, impair the Company’s ability to generate or collect revenue, delay market acceptance or divert the Company’s  management and technical resources. Any software modifications the Company performs as part of the Company’s integration services could cause problems in application delivery. Also, because the Company offers an open-source software solution to the Company’s customers, they are likely to hold us accountable for any problems associated with their software, even if the manufacturer caused the problem or defect. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects and provide only limited warranties. As a result, the Company may have no recourse against the providers of defective software applications.

PROFIT MARGINS ON CERTAIN PRODUCTS OR SERVICES MAY DECLINE OVER TIME.

Profit margins may be adversely affected by increases in labor or other costs, heightened price competition, changes in channels of distribution, or in the mix of products and services sold. The Company has recently introduced several new services, and the Company plans to release additional new services in the future. If costs associated with new services are greater than the Company has experienced historically, gross margins may be adversely affected.  The Company continues to expand third party and indirect distribution channels, which generally result in reduced profit margins.

THE COMPANY IS INVOLVED IN, AND MAY BECOME INVOLVED IN, LEGAL PROCEEDINGS WITH THIRD PARTIES THAT, IF DETERMINED AGAINST US, COULD REQUIRE US TO PAY DAMAGES. THE PAYMENT OF DAMAGES COULD MATERIALLY ADVERSELY AFFECT THE COMPANY’S FINANCIAL CONDITION AND, THEREFORE, THE COMPANY’S ABILITY TO ACHIEVE ITS BUSINESS PLAN.

The Company is involved in litigation incidental to the Company’s business and this may or may not have a material impact on the Company’s financial condition.  See "Legal Proceedings."

THE COMPANY PLANS TO GROW, IN PART, THROUGH MERGERS WITH AND ACQUISITIONS OF OTHER COMPANIES, HOWEVER, THE COMPANY MAY NOT BE ABLE TO IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO THE COMPANY’S OWN OPERATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY’S GROWTH AND ITS OPERATING RESULTS.

The Company’s business strategy contemplates that the Company will seek a number of significant acquisitions within the next few years. While the Company has initiated discussions with certain acquisition targets, there is no assurance that the Company will complete any such acquisitions or, if the Company does complete acquisitions, whether the Company will successfully integrate these acquisitions into the Company’s business. In addition, there is no assurance that if the Company acquires any businesses, the Company will achieve anticipated revenue and earnings. The Company’s failure to acquire suitable companies or to successfully integrate any acquired companies into its operations could materially affect its ability to maintain its business.

MANY COMPANIES USE COMPANY NAMES AND DOMAIN NAMES SIMILAR IN SOUND OR SPELLING TO THE COMPANY’S NAMES.  INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US FOR THE USE OF THE COMPANY’S NAMES, OR NAMES SIMILAR IN SOUND OR SPELLING, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM THE COMPANY’S BUSINESS. IF A CLAIM TO STOP US FROM USING THE COMPANY’S  NAMES IS SUCCESSFUL, THE COMPANY WILL HAVE TO EITHER BUY THE RIGHT TO USE SUCH NAMES, WHICH MAY BE EXPENSIVE, OR CHANGE THE COMPANY’S  NAMES, WHICH MAY ALSO BE EXPENSIVE.

The Company is aware that other companies have claimed use of names similar to "Games, Inc." and the Company’s domain names for products or services similar to its own. The Company is attempting to register "Games, Inc." as a trademark in the United States, Europe, and Canada. However, the Company may not be able to obtain proprietary rights to the use of this name. The Company will incur expenses if called to defend its use of the "Games, Inc." name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert the Company’s management’s attention and resources and require us to enter into costly royalty or licensing agreements.  In addition, if any company in this industry is able to establish a use of the "Games, Inc." name that is prior to its use, the Company could be liable for damages and could be forced to stop using the name unless the Company is able to buy the right to use the name. If the Company were unable to buy the right to use its name after the Company loses an infringement claim, the Company would have to change its name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could divert management attention and complicate the Company’s ability to do business.

OTHERS MAY SEIZE THE MARKET OPPORTUNITY THE COMPANY HAS IDENTIFIED BECAUSE THE COMPANY MAY NOT EFFICIENTLY EXECUTE THE COMPANY’S STRATEGY.

If the Company fails to execute its strategy in a timely or effective manner, the Company’s competitors may be able to seize the marketing opportunities the Company has identified.  The Company’s business strategy is complex and requires that the Company successfully and simultaneously complete many tasks. In order to be successful, the Company will need to:

▪

Negotiate effective strategic alliances and develop economically attractive service offerings;

▪

Attract and retain customers;

▪

Attract and retain highly skilled employees;

▪

Integrate acquired companies into the Company’s operations; and

▪

Evolve the Company’s business to gain advantages in an increasingly competitive environment.

In addition, although some of the Company’s management team has worked together in the past, there can be no assurance that the Company will be able to successfully execute all elements of its strategy.

ITS INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE, AND RAPID OBSOLESCENCE OF CURRENT SYSTEMS. IF THE COMPANY DOES NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN ITS INDUSTRY, THE COMPANY WILL NOT BE ABLE TO EFFECTIVELY SELL ITS SERVICES AND ITS SALES WILL MATERIALLY ADVERSELY DECLINE.

The Company must continually buy new computer hardware and license new computer software systems to effectively compete in the Company’s industry. The Company’s software delivery methodologies must be able to support changes in the underlying software applications that are delivered to the Company’s customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of the Company’s products or services. The Company relies on software providers to produce software applications that keep pace with the Company’s customers' demands.

There is no assurance that the Company will successfully develop or adopt new technologies, introduce new services or enhance its existing services on a timely basis, or those new technologies, new services or enhancements the Company use or develop will achieve market acceptance. If the Company fails to address these developments, the Company will lose sales to its competitors.

THE COMPANY HAS NOT INDEPENDENTLY VERIFIED THE RELIABILITY OF MARKET DATA CONTAINED HEREIN AND SUCH DATA MAY BE INCOMPLETE AND/OR INACCURATE.

Market data used within this report was obtained from internal sources and from industry publications. Such industry publications typically contain a statement to the effect that the information contained therein was obtained from sources considered to be reliable, but that the completeness and accuracy of such information is not guaranteed. While the Company believes that the market data presented herein is reliable, the Company has not independently verified such data.  Similarly, market data supplied by internal sources, which the Company believe to be reliable, has not been verified by independent sources.

THIRD PARTY REPORTS AND PRESS RELEASES ARE ISSUED BY ANALYSTS NOT PRIVY TO CERTAIN NON-PUBLIC FINANCIAL INFORMATION AND ANY PURCHASE OF THE COMPANY’S SECURITIES BASED ON FINANCIAL ESTIMATES PROVIDED BY ANALYSTS OR THIRD PARTIES IS DONE ENTIRELY AT THE RISK OF THE PURCHASER.

The Company does not currently make financial forecasts or projections, nor does the Company endorse the financial forecasts or projections of third parties or comment on the accuracy of third party reports. The Company does not currently participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of the Company’s securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

The Company periodically issues press releases to update stockholders on new developments relating to Games, Inc. and the Company’s business. These releases may contain certain statements of a forward-looking nature relating to future events or the Company’s future financial performance. Readers are cautioned that such statements are only predictions, and actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others the Company identifies in documents the Company file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RISKS RELATED TO THE COMPANY’S INDUSTRY.

THE FAILURE OF THE INTERNET TO GROW OR REMAIN A VIABLE COMMERCIAL MEDIUM COULD HARM THE COMPANY’S GROWTH.

The Company’s success depends in large part on the maintenance of the Internet infrastructure as a reliable network frame that provides adequate speed, data capacity, and security. The Company’s success also depends on the timely development of products and services that enable reliable Internet access and services. The Internet may continue to experience significant growth in the number of users, frequency of use and amount of data transmitted. The Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability if the number of people who use the Internet does not continue to grow. A number of factors, including unreliable service, unavailability of cost-effective, high-speed access to the Internet or concerns about security, could impede this growth. The infrastructure or complementary products and services necessary to maintain the Internet, as a viable commercial medium may not be developed, and, as a result, the Internet may not continue to be a viable commercial medium for us.

IF THE GOVERNMENT ADOPTS REGULATIONS THAT CHARGE INTERNET ACCESS FEES OR IMPOSE TAXES ON SUBSCRIPTIONS TO THE COMPANY’S WEB-BASED PRODUCTS, ITS OPERATING EXPENSES WILL INCREASE.

Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on services provided over the Internet. If additional states try to do so, the Company’s operating costs may increase and the Company may not be able to increase the price that the Company charges for its services to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on its Website, increase its operating expenses, or otherwise adversely affect its business.

THE COMPANY’S INDUSTRY IS RAPIDLY CHANGING AND IF THE COMPANY DOES NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN ITS INDUSTRY, THE COMPANY WILL NOT BE ABLE TO EFFECTIVELY SELL THE COMPANY’S SERVICES AND ITS SALES WILL MATERIALLY DECLINE.

The Company’s industry is characterized by rapidly changing technology with continuous improvements in both computer hardware and software. If the Company does not respond effectively and on a timely basis to rapid technological change in its industry, the Company will not be able to effectively sell its services and its sales will materially decline. The Company must continually purchase new computer hardware and license new computer software systems to effectively compete in its industry. In addition, its software delivery methodologies must be able to support changes in the software applications that are delivered to its customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of the Company’s products or services. And moreover, the Company relies on software providers to produce software that keeps pace with its customers' demands.

The Company may not successfully develop or adopt new technologies, introduce new services or enhance its existing services on a timely basis; in addition, new technologies, services, or enhancements the Company uses may never achieve market acceptance. If the Company fails to address these developments, the Company will lose sales to its competitors.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

CONTROL BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY’S STOCKHOLDERS.

As of October 10, 2003, the Company’s directors, executive officers, and their affiliates beneficially owned approximately 45.74% of its outstanding common stock. Roger W. Ach, II, the Company’s chairman of the board, chief executive officer and president, beneficially owns approximately 38.04% the Company’s outstanding common stock. Carol A. Meinhardt, the Company’s chief operating officer, secretary and treasurer, beneficially owns approximately 7.02% of the Company’s outstanding common stock. As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control the Company’s management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of the Company’s common stock.

THE VOLATILITY OF THE COMPANY’S STOCK PRICE COULD ADVERSELY AFFECT THE COMPANY’S STOCKHOLDERS.

There currently is a public market for the Company’s common stock, but there is no assurance that there will always be such a market. The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in response to factors such as:

#

▪

Actual or anticipated variations in quarterly operating results;

▪

Announcements of technological innovations;

▪

New sales methodologies, contracts, products or services by us or the Company’s competitors;

▪

Changes in financial estimates by securities analysts;

▪

Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

▪

Additions or departures of key personnel;

▪

Sales of common stock; and/or

▪

Other general economic or stock market conditions, many of which are beyond the Company’s control.

In addition, the stock market, in general, and the market for Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many Internet-related technology companies' stock were at or near unprecedented levels in the past two years; however, such levels have recently given way to a depressed stock price for these companies, and there can be no assurance that these trading prices will increase again. Such fluctuation may materially adversely affect the market price of the Company’s common stock, regardless of the Company’s operating performance. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of the Company’s management's attention and resources.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has leased, through March 31, 2006, facilities, which consist of approximately 3,712 square feet and are located in Cincinnati, Ohio. The Company currently pays an annual base rent of $121,500 for the use of these facilities. These facilities house all of the Company’s departments, such as, sales, customer, technical and administrative services.

ITEM 3.  LEGAL PROCEEDINGS

Current Litigation

Charles Mintz, David Alpert and Promo Travel International, Inc. v. The Lottery Channel, Inc., Case Number 1-01-CV-1740, United States District Court, Northern Division of Georgia, Atlanta Division, Suit filed July 2, 2001.

This litigation was settled effective June 30, 2003 with the Company exchanging shares of Gamebanc stock for 190,000 shares of Games, Inc. common stock.  The 190,000 shares of GameBanc common stock were included as part of the Second Exchange, therefore no additional consideration is deemed to have been issued as part of this settlement transaction.  Pursuant to the settlement agreement the Company did not have to make any cash payments and accordingly removed the liability in the amount of $300,000 that had been recorded in connection with the suit and recognized a gain on litigation settlement, see Note P of the consolidated financial statements.

#

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

Pursuant to the settlement agreement dated October 8, 2003 Bingo has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty-year (50) royalty agreement whereby the Company will pay Bingo a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Bingo relinquished 850,000 warrants to purchase GameBanc common stock in exchange for 175,000 shares of Games, Inc. common stock. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

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

This action was settled effective June 30, 2003 with Games, Inc. agreeing to issue stock in the amount of $165,000 to settle the claim. The liability was reduced from $347,900 to $165,000. The Company recorded a gain on settlement of $182,900. See Note P of the consolidated financial statements.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  To date, Mr. Hunter's collection efforts have been unsuccessful.  The Company has made attempts to settle this case but, so far, they have been rejected.  A liability has been recorded for this exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

#

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

As of June 30, 2003 and June 30, 2002, the Company had approximately 1,194 and 1,160 holders of record of its Common Stock, respectively.  Outstanding shares of the Company's Common Stock at those dates totaled 16,333,207 and 8,443,127 respectively.  The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

During 2001, the Company filed a request for clearance for quotation on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Colley DE to allow the Company's common stock to trade under the symbol "COLY" on February 1, 2002. Effective on September 16, 2002 the Company symbol changed to GMSI.

The following table sets forth, for the periods indicated, the high and low bid and asks prices for the common stock as reported on OTC Bulletin Board.

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

June 30, 2002

$4.75

$0.02

-------------------------------------------------------------------------------------------------

2003

September 30, 2002

$4.75

$3.50

-------------------------------------------------------------------------------------------------

December 31, 2002

$4.75

$1.00

-------------------------------------------------------------------------------------------------

March 31, 2003

$3.00

$1.00

-------------------------------------------------------------------------------------------------

June 30, 2003

$2.50

$0.24

-------------------------------------------------------------------------------------------------

HOLDERS OF THE COMPANY’S COMMON STOCK

On September 20, 2003, the last reported sale price for the Company’s common stock on the OTC Bulletin Board was $0.45 per share.  On September 20, 2003, there were 1,194 stockholders of record of the Company’s common stock.

DIVIDENDS

Holders of the Company’s common stock are entitled to dividends when, as and if declared by the board of directors out of funds legally available therefore.  The Company has never paid cash dividends on the Company’s common stock, and management intends, for the immediate future, to retain any earnings, if any, for the operation and expansion of the Company’s business.  Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the Company’s financial condition and such other factors that the Company’s board of directors may consider.

RECENT SALES OF UNREGISTERED SECURITIES

In August 2003, the Company issued 406,648 shares of Games, Inc. common stock without registration under the Securities Act of 1933 to the settle the $165,000 obligation for the litigation settlement noted in Note P to the consolidated financial statements. The price of $0.41 cents per share was the closing price of the stock on July 31, 2003 as per the Settlement Agreement.

In August 2003, the Company issued 50,000 shares of Games, Inc. common stock without registration under the Securities Act of 1933 for $25,000 cash.

In August the Company issued 175,000 shares of Games, Inc. common stock without registration under the Securities Act of 1933 as part settlement of the Bingo, Inc. in return for 850,000 warrants to purchase GameBanc common stock as noted in Note P to the consolidated financial statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon the Company’s management and their current expectations and beliefs concerning future developments and their potential effects upon us. The Company’s actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this prospectus under "Risk Factors."

RESULTS OF OPERATIONS

The Company incurred a net loss of $2,519,839 and $4,038,759 for the years ended June 30, 2003 and 2002, respectively. The respective annual losses resulted primarily from:

▪

providing discounted or free services as the Company marketed the Company’s products and services,

▪

initial and continuing network, infrastructure, and research and development costs associated with both operational and the start-up of operations,

▪

salaries, deferred compensation and other employee related benefits, and

▪

professional and consulting fees

▪

write-off of software and intangibles

Total revenue for the years ended June 30, 2003 and June 30, 2002 was $218,049 and $466,995, respectively.

	Year Ended June 30, 2003		Year Ended June 30, 2002
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$166,559	76.4%	$343,732	73.6%

2. Digital Greetings	2,559	1.2%	77,545	16.6%

3. Lotteries	48,931	22.4%	45,718	9.8%

Total	$218,049	100.0%	$466,995	100.00%

The decrease in revenue can be directly attributed to the drop in advertising revenue on the Company’s websites.  Ad advertising rates on the Company’s websites remained constant at $1 per CPM (cost per 1000 impressions) but the volume of advertising slowed during the year.  Prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending June 30, 2003. The Company expects future revenue from all sources to trend away from the Company’s practice of providing discounts and free offerings experienced in the fiscal years 2003 and the fiscal 2003, as the Company continue to develop its sales, implement its sales and marketing strategies, increase consumer understanding and awareness of its services, and prove the Company’s business model.

The Company’s continued growth is significantly dependent upon its ability to generate sales relating to its subscription and skill-based game services. The Company’s main priorities relating to revenue are:

▪

increase market awareness of the Company’s products and services through the Company’s strategic marketing plan,

▪

growth in the number of customers,

▪

continue to accomplish technological economies of scale, and continue to streamline and maximize efficiencies in the Company’s business model.

COSTS AND EXPENSES

During the year ended June 30, 2003, the Company incurred operating expenses of $3,085,112.  This represents a decrease over the prior year of $3,010,270.  The decrease is primarily attributed to a decrease in impairment of software and websites in the amount of $1,598,639.  In addition, the Company had a decrease in Selling, General and Administrative expenses by $1,296,139 as a result of fewer offices and reduced travel and reduced employee costs working in those functions.  The Company had a decrease in amortization expenses of $284,688 due to a reduced asset base as a result of impairment charge of $324,914.  Interest income decreased from $71,375 to zero due to a reduction in the note receivable from the Company’s President and CEO that was settled through the return of common stock during fiscal year 2002.  Interest expense decreased from $158,817 to $62,216 due to $765,000 in notes converted to common stock in 2002. The Company recorded a $482,900 gain in settlement of law suits in 2003.  During the year ended June 30, 2002, the Company removed $472,991 of accounts payables on the books at the end of fiscal 2001 that the Company believed were not bona fide.  These amounts were removed as the Company no longer believed that they represent liabilities of the Company.  These amounts were removed primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash at June 30, 2003 compared to cash and cash equivalents of $16,513 as of June 30, 2002 and a working capital deficiency of $2,615,853 and $2,315,146 at the same dates, respectively. For the year ended June 30, 2003, the Company used cash in its operating activities totaling $1,254,993 compared to $2,150,878 in year ended June 30, 2002.

The Company finances its operations and capital requirements primarily through loans from related parties and the issuance of common stock and the exercise of warrants. For the years ended June 30, 2003 and 2002, the Company received cash totaling $1,424,000 and $1,900,000 from the issuance of common stock, convertible notes and the exercise of options and warrants, respectively.

As of June 30, 2003, the Company had $2,627,478 in current liabilities compared to $2,362,664 at June 30, 2002.

The Company has $127,243 and $208,068 in short-term related party promissory notes to related parties for the years ended June 30, 2003 and June 30, 2002 respectively.

The Company currently has no material commitments for capital requirements. If the Company were forced to purchase new equipment to replace the equipment the Company currently leases, any new leases would constitute a material capital commitment; however, the Company is currently unable to quantify such amounts. If this occurs, the Company will attempt to raise the necessary finances to make such purchases, but there is no assurance that the Company will be able to do so. Without the ability to quantify these amounts, the Company nonetheless believes that it would have a material impact on its business and its ability to maintain its operations.

Pursuant to the settlement agreement with Bingo, Inc. dated October 8, 2003,  the Company entered into a fifty-year (50) royalty agreement.  Bingo relinquished 850,000 warrants to purchase GameBanc stock in exchange for 175,000 shares of Games, Inc. common stock. The Company will pay Bingo, Inc. a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

The Company is currently developing and refining its acquisition and expansion strategy. If the Company expands more rapidly than currently anticipated, if its working capital needs exceed its current expectations, or if the Company consummate acquisitions, the Company may need to raise additional capital from equity or debt sources. The Company cannot be sure that it will be able to obtain the additional financings to satisfy its cash requirements or to implement its growth strategy on acceptable terms or at all. The Company’s ability to raise capital in the future may be difficult. If the Company cannot obtain such financings on acceptable terms, its ability to fund its planned business expansion and to fund its on-going operations will be materially adversely affected. If the Company incurs debt, the risks associated with its business and with owning its common stock could increase. If the Company raises capital through the sale of equity securities, the percentage ownership of its stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the Company’s common stock.  Management believes that the Company will need approximately $2,500,000 to fund operations during the next 12 months.  The majority shareholders of the Company have contributed in excess of $18 million to the Company over time and are committed to seeing the Company’s business plan come to fruition and as such will continue to support the Company through capital investments until the Company reaches profitability. The Company has focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve the Company's business plan.  The Company is attempting to obtain such additional financing.  Management is also actively seeking one or more strategic investors to complete and acquisition and a strategic line extension in the games business.

However, there can be no assurance that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Capitalized Game and Web Site Development Costs

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceed its fair value typically represented by the future discounted cash flow associated with the asset.

Revenue Recognition

The Company's revenues are derived principally from advertising, shared advertising, memberships and subscriptions and are recognized as "impressions", or based on the number of times an advertisement appears in pages viewed by users of the Company's online properties, are delivered or the subscription fee has been earned.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Statement Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is effective for transactions occurring after May 15, 2002.  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The adoption SFAS No. 145 did not have a material effect on the Company's consolidated financial position or results of operations in future periods.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31,2002.  The Company adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties.  The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002.  The Company the adoption of the recognition requirements of FIN 45 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002.  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of SFAS No. 150 on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 through F-23 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 11, 2003 the Company reported on Form 8-K that on September 9, 2003, the Board of Directors of Games, Inc. issued a press release announcing the appointment of George R. Blake as independent director to the Board of Directors and also that on September 2, 2003, Chad Wick resigned from the Board of Directors of Games, Inc. Mr. Wick was appointed to the Board of Directors on September 3, 2002.  Mr. Wick resigned from the Board for personal reasons.

On August 18, 2003, the Company reported on Form 8-K, that the Company approved Marcum & Kliegman LLC (MK) as the Company’s new accountants for the year ended June 30, 2003 effective August 15, 2003.

On May 16, 2003, the Company reported on Form 8-K, that the Company’s independent auditors King Griffin & Adamson P.C. (KGA), resigned effective May 14, 2003.

On September 27, 2002, the Company reported on Form 8-K, that the Company approved King Griffin & Adamson P.C. (KGA) as the Company’s new accountants for the year ended June 30, 2002.

On July 22, 2002, the Company reported on Form 8-K that the Company’s independent certified accounting firm S.W. Hatfield CPA resigned effective July 15, 2002.

Up to and including the present, there have been no disagreements between the Company’s independent certified accounting firm and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. All audit opinions on the Company’s financial statements since the inception of the company indicated there was substantial doubt regarding the Company’s ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Management believes that its disclosure controls and procedures in place are effective to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others in these entities in a timely manner so that appropriate disclosures can be made and appropriate corporate action be taken.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Roger W. Ach, II, Chairman, President and CEO, age 60.  Prior to founding the Company in 1995, Mr. Ach was the Chairman of American Steel & Wire Corp., Chicago West Pullman Transportation Corporation and Vortec Corporation.  Prior to that, he spent 20 years in the investment banking and brokerage industries, including serving as Managing Director at Prudential Bache Securities and as Partner at Oppenheimer & Co.  Mr. Ach is also the Managing Member of Chicago West Pullman, LLC, a Cincinnati-based investment holding company.

Carol A. Meinhardt, Executive Vice President and Chief Operating Officer, age 56.  Ms. Meinhardt has been an officer and director of Gamebanc Corporation since its founding in 1995.  Prior to joining Gamebanc, Ms. Meinhardt was Assistant Vice President of Chicago West Pullman Corporation, an investment holding company based in Cincinnati, Ohio.  From 1970-1989 Ms. Meinhardt was employed at DuBois Chemicals, a Cincinnati-based specialty chemical company, where she served in various administrative and management capacities.

Myles S. Cairns, Age 48, Executive Vice President - Chief Financial Officer. Mr. Cairns joined the Company on February 1, as Consulting CFO and was elected an officer of the company by the board of directors on February 9, 2003. He brings more than 20 years experience as CMA, CFO, Controller, VP Operations, and Director of Planning in public, privately held, and venture-backed companies. His mix of rapid-growth, technology, and International business is well suited to the tasks at hand. Prior to joining the Company, he was most recently the COO and CFO of eCallCENTRAL.

Edwin J. Rigaud, Director, age 60, has been the President of the National Underground Railroad Freedom Center since 2001.  Prior to that he was employed by Procter & Gamble for 30 years in many capacities including Vice President, General Manager and Business Unit Manager.

Thomas C. Joseph, Director, age 59, has been the CEO of MAN-O Products, Inc. since 1996.  Previously he was in the home furnishing industry involved in sales and marketing.

George R. Blake age 57, Vice President, Business Development for Premier Financial Solutions. Mr. Blake is the former editor of the Cincinnati Enquirer, Kentucky Enquirer, Fort Myers News Press, and the Pacific Daily News in Guam.

#

ITEM 10.  EXECUTIVE COMPENSATION.

The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Chief Executive Offer and the other executive officers whose compensation exceeded $100,000 during the last fiscal year.  This table reflects the amounts such persons earned or received as employees of the Company during the fiscal years indicated.  The fiscal year is from July 1 through June 30.

Summary Compensation Table

		Annual Compensation -----------------------------			Long-Term Compensation Awards ------------------
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Comp.	Rest. Stock Award	Securities Underlying Options/ SAR (#)[8]	All Other Compensation
Roger W. Ach, II President, Chief Executive Officer	2003 2002 2001	145,833 250,000 250,000	0 0 0	229,167[9] 150,025[9] 0 0	0 0 0	0 50,000 25,000	0 0 0
Carol A. Meinhardt Executive Vice President/Chief Operating Officer	2003 2002 2001	60,000 90,000 82,500	0 0 0	90,000[9] 190,625[9] 0 0	0 0 0	0 50,000 25,000	0 0 0

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

Games, Inc. has executed employment agreements with Roger W. Ach, II Carol A. Meinhardt, and Myles S. Cairns.  Pursuant to these employment agreements, which have been approved by the Board of Directors, the executive officer is entitled to receive severance compensation equal to 2.99 times the sum of such officer's salary and any bonus paid in the preceding 12 month period in the event of (i) the failure of the Company to elect or reelect or to appoint the officer; (ii) a material change by the Company to a position with less dignity, responsibility or scope; (iii) the liquidation or dissolution, or consolidation, merger or other business combination (including assumption of control by a shareholder or consortium of shareholders) of Games, Inc., or transfer of all or substantially all of its assets, unless any such consolidation, merger or other business combination does not adversely affect the officer's position; and (iv) any material breach of this Agreement by Games, Inc.  The officer is entitled to severance compensation in an amount equal to the sum of the officer's salary and bonus paid in the preceding 12 months if these employment agreements expire and similar employment agreements are not executed.  In addition to the above severance payments, the officer's participation in Company-sponsored medical and dental insurance benefit plans will be continued at the Company’s expense for a maximum period of eighteen months so long as the officer is alive and not otherwise employed.  Mr. Ach is entitled to annual compensation of $375,000 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.  Ms. Meinhardt is entitled to annual compensation of $150,000 and is eligible to receive a bonus up to 50% of her base annual salary as determined by the Compensation Committee of the Board of Directors.  Mr. Cairns is entitled to annual compensation of $175,000 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes set forth certain information with respect to the beneficial ownership of the Company’s common stock as of September 20, 2003, for the following:

▪

Each of the Company’s directors and executive officers

▪

All directors and executive officers as a group, and

▪

Each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock who is not an officer or director

#

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Roger W. Ach, II 425 Walnut Street, Suite 2300 Cincinnati, Ohio	Common Stock	6,467,618[12]	38.64%
Carol A. Meinhardt 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,475,000[3]	8.81%
Chicago West Pullman LLC 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	3,290,878	19.66%
Roger W. Ach, II Family Trust U/t/a/dated May 31, 2002 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,000,000	11.5.97%

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Thomas C. Joseph 3437 Mooney Avenue Cincinnati, Ohio 45208	Common Stock	0[5]	0%
Edwin J. Rigaud 3639 Vineyard Place Cincinnati, Ohio 45226	Common Stock	25,000[5]	0.15%
George Blake 79 W. Belle Isle Rd. Atlanta, GA 30342	Common Stock	89,450[5]	0.53%

5 Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the notes to the financial statements  Mr. Joseph, Mr. Rigaud and Mr. Blake will each receive stock options to purchase 10,000 shares of common stock of Games, Inc per year of service on Games, Inc’s Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and CEO, Roger W. Ach, II, and its Chief Operating Officer, Carol A. Meinhardt, are also members of Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company.  Pursuant to an agreement between the Company and CWP, dated September 6, 2001, CWP advances funds to the Company to cover operating expenses.  As of June 30, 2003, the Company had a liability of $127,243 to CWP.  The agreement is filed as Exhibit 10.4 to this Form 10-KSB.

In addition, as part of an agreement reached during fiscal year 2001, CWP returned 1,000 shares of preferred stock during fiscal year 2002.

During fiscal year 2001, the President and controlling shareholder of Gamebanc purchased 3,568,750 shares of common stock at $1 per share in exchange for a $3,568,750 note receivable.  The note bears interest at 6% and did not have a specified due date.  During fiscal year 2002 and 2001, various other transactions with the President, principally to account for the Company’s obligation to the President, deferred compensation and accrued interest, were included in this note.  The net amount of the note was classified as a component of stockholders' equity at June 30, 2001.  In November 2001, the President returned 1,271,410 shares of common stock to the Company to retire the outstanding balance of the note, $1,271,410.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1*

Registrant's Certificate of Incorporation

3.2*

Certificate of Merger of AZ Acquisition and Colley Corporation (which certificate effected amendments of the Certificate of Incorporation of AZ Acquisition Corp.)

3.3*

Certificate of Amendment of Certificate of Incorporation dated September 16, 2002 (changing name to Games, Inc.)

3.4*

Registrant's Bylaws

10.1*

Purchase Agreement dated June 1, 2001 between the Registrant's subsidiary Gamebanc Corporation (formerly Lottery Channel, Inc.) and Nielsen Enterprises

10.2*

Employment Agreement dated September 30, 1998 between the Registrant and Carol Meinhardt

10.3*

Employment Agreement dated September 30, 1998 between the Registrant and Roger W. Ach

10.4*

$1,000,000 Promissory Note issued by Registrant to Chicago West Pullman Corporation

10.5*

Qualified Retirement Plan and Trust of Registrant

10.6

2002 Long-Term Stock Incentive Plan of Games, Inc.

10.7

Revised Employment Agreement dated July 1, 2002 between Colley Corporation and Carol A. Meinhardt

10.8

Employment Agreement dated October 1, 2003 between Games, Inc. and Myles S. Cairns

10.9

Revised Employment Agreement dated July 1, 2002 between Games, Inc. and Roger W. Ach II

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Section 1350 Chief Executive Officer Certification

32.2

Section 1350 Chief Financial Officer Certification

*Incorporated by reference to the Company's Form 10-QSB filed November 15, 2001.

(b)

Reports on Form 8-K

On September 11, 2003 the Company reported on Form 8-K that on September 9, 2003, the Board of Directors of Games, Inc. issued a press release announcing the appointment of George R. Blake as independent director to the Board of Directors and also that on September 2, 2003, Chad Wick resigned from the Board of Directors of Games, Inc. Mr. Wick was appointed to the Board of Directors on September 3, 2002.  Mr. Wick resigned from the Board for personal reasons.

On August 18, 2003, the Company reported on Form 8-K, that the Company approved Marcum & Kliegman LLC (MK) as the Company’s new accountants for the year ended June 30, 2003 effective August 15, 2003.

On May 16, 2003, the Company reported on Form 8-K, that the Company’s independent auditors King Griffin & Adamson P.C. (KGA), resigned effective May 14, 2003.

On September 27, 2002, the Company reported on Form 8-K, that the Company approved King Griffin & Adamson P.C. (KGA) as the Company’s new accountants for the year ended June 30, 2002.

On July 22, 2002, the Company reported on Form 8-K that the Company’s independent certified accounting firm S.W. Hatfield CPA resigned effective July 15, 2002.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMES, INC.

/S/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: October 20, 2003

SIGNATURES	TITLE	DATE

/S/ROGER W. ACH, II	Chief Executive Officer, President and Chairman of the Board	October 20, 2003
________________
Roger W. Ach, II

/S/MYLES S. CAIRNS	Executive Vice-President, Chief Financial Officer, Principal Accounting Officer	October 20, 2003
_________________
Myles S. Cairns

/S/ Thomas C. Joseph	Director	October 20, 2003
___________________
Thomas C. Joseph

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Roger Ach, II, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Games, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a)  Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)  Disclosed in this report any change any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected,

         or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 20, 2003

/s/ Roger Ach, II

----------------------

    Roger Ach, II

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Myles S. Cairns, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Games, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a)  Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)  Disclosed in this report any change any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected,

         or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 20, 2003

/s/ Myles S. Cairns

---------------------

    Myles S. Cairns

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of a 21, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

October 20, 2003

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

[A signed original of this written statement required by Section 906 has been provided to Games, Inc. and will be retained by Games, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of a 21, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

October 20, 2003

/s/Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

[A signed original of this written statement required by Section 906 has been provided to Games, Inc. and will be retained by Games, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report	F-2
Independent Auditors' Report	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity (Deficiency)	F-6-7
Consolidated Statements of Cash Flows	F-8-9
Notes to Consolidated Financial Statements	F-10-23

INDEPENDENT AUDITORS' REPORT

Board of Directors

Games, Inc.

Cincinnati, OH

We have audited the accompanying consolidated balance sheet of Games, Inc. and Subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Games, Inc. and Subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has a working capital deficit of approximately $2,616,000 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

September 12, 2003, except for the last

paragraph of Note R, which is dated October 8, 2003

New York, New York

INDEPENDENT AUDITORS' REPORT

Board of Directors

Games, Inc.

Cincinnati, OH

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2002 of Games, Inc. (formerly Colley Corporation) and Subsidiary.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Games, Inc. and Subsidiary for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and negative cash flows from operations and has a working capital deficit  and a stockholders’ deficit at June 30, 2002.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KING GRIFFIN & ADAMSON P.C.

Dallas, Texas

October 21, 2002

Games, Inc. and Subsidiary
(formerly Colley Corporation)
Consolidated Balance Sheet
June 30, 2003

Assets
Current assets
Accounts receivable – trade	$11,625
Total current assets		$11,625

Property, equipment and software, net		703,715
Intangibles, net		449,337
Total assets		$1,164,677

Liabilities and Stockholders' Deficiency
Current liabilities
Current maturities of notes payable	$349,641
Accounts payable and accrued liabilities	1,038,324
Accrued litigation and judgments	346,942
Capital lease obligation	100,515
Accrued officers salaries	664,813
Due to related parties	127,243
Total current liabilities		2,627,478

Notes payable, net of current maturities		111,746
Convertible promissory note		590,500
Total Liabilities		3,329,724

Commitments and contingencies
Stockholders' deficiency
Preferred stock, $0.001, 10,000,000 shares
authorized, none issued and outstanding	--
Common stock, $0.001, 40,000,000 shares authorized,
16,347,707 issued and 16,333,207 shares outstanding	16,347
Additional paid-in capital	32,081,249
Accumulated deficit	(34,219,339)
Less treasury stock, at cost 14,500 shares	(43,304)
Stockholders' deficiency		(2,165,047)
Total liabilities and stockholders’ equity (deficit)		$1,164,677

The accompanying notes are an integral part of this consolidated financial statement.

Games, Inc. and Subsidiary
(formerly Colley Corporation)
Consolidated Statements of Operations
For the years ended June 30, 2003 and 2002

	2003	2002

Revenues	$218,049	$466,995
Cost of goods sold	73,460	70,233

Gross profit	144,589	396,762

Operating expenses
Selling, general and administrative expenses	2,760,198	4,056,337
Impairment of software and intangibles	324,914	1,923,553

Total operating expenses	3,085,112	5,979,890

Operating loss	(2,940,523)	(5,583,128)

Interest income – related party	--	71,375
Interest expense	(62,216)	(158,817)
Removal of accounts payable	--	472,991
Legal settlements	482,900	(115,492)
Other, net	--	34,837

Net loss before non-controlling interest	(2,519,839)	(5,278,234)

Non-controlling interest	--	1,239,475

Net loss	$(2,519,839)	$(4,038,759)

Per Share Information:
Weighted average common stock outstanding -
basic and diluted	16,200,358	7,434,476

Net loss per share - basic and diluted	$(.16)	$(.54)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended June 30, 2003 and 2002

					Additional	Stockholder
	Preferred		Common		Paid-In	Notes	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Stock	Amount	Total
Balance at July 1, 2001	-	$ -	7,417,618	$ 7,418	$30,208,242	$(1,197,004)	$(27,660,741)		$ -	$1,357,915
Common stock issued in connection with legal settlement			31,083	31	31,052					31,083
Common stock returned in exchange for return of assets with no carrying value			(207,500)	(208)	208					-
Additions to stockholder note receivable						(74,406)				(74,406)
Common stock returned to settle note receivable			(1,271,410)	(1,271)	(1,270,139)	1,271,410				-
Common and preferred stock sold for cash	10,700	11	400,000	400	1,469,589					1,470,000
Common and preferred stock issued in exchange for note payable	5,433	5	500,000	500	764,495					765,000
Common stock issued in exchange for Services			889	1	888					889
Dividends paid on Gamebanc, preferred Stock					(7,500)					(7,500)
Return of Gamebanc preferred stock by controlling shareholder	(1,000)	(1)			1					-
Issuance of common stock and recapitalization in reverse acquisition transaction			1,025,509	1,026	(1,026)					-
Gamebanc Corporation common and preferred stock not yet exchanged for Games, Inc. Common stock and effect of non- controlling interest	(15,133)	(15)	546,938	546	12,731					13,262
Net loss during the year							(4,038,759)			(4,038,759)

Balance at June 30, 2002	-	$ -	8,443,127	$ 8,443	$31,208,541	$ -	$(31,699,500)		$ -	$ (482,516)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Stockholders’ Equity (Deficit) – Continued
For the years ended June 30, 2003 and 2002

					Additional
	Preferred		Common		Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Amount	Total
Balance at June 30, 2002	-	$ -	8,443,127	$8,443	$31,208,541	$(31,699,500)		$ -	$ (482,516)
Common stock issued in share exchange with Gamebanc			7,539,582	7,540	(7,540)				-
Common stock issued in connection with the sale and exchange of Gamebanc preferred stock for cash			183,250	183	366,317				366,500
Sale of common stock			143,350	143	394,857				395,000
Common stock issued in exchange for legal services			38,398	38	111,104				111,142
Stock based compensation					75,000				75,000
Compensation for variable stock Options					(155,030)				(155,030)
Beneficial Conversion Feature on Convertible Notes					88,000				88,000
Treasury stock, at cost							(14,500)	(43,304)	(43,304)
Net loss during the year						(2,519,839)			(2,519,839)

Balance at June 30, 2003	-	$ -	16,347,707	$16,347	$32,081,249	$(34,219,439)	(14,500)	$(43,304)	$ (2,165,047)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Cash Flows
For the years ended June 30, 2003 and 2002

	2003	2002
Net cash flows used in operating activities:
Net loss	$(2,519,839)	$(4,038,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749,829	1,106,090
Amortization of debt discount	27,034	17,888
(Income) expense on litigation settlement	(482,900)	200,000
Impairment of software and intangibles	324,914	1,923,553
Stock based compensation	31,112	--
Interest expense – beneficial conversion feature	16,000	--
Non-controlling interest	--	(1,226,213)
Removal of accounts payable	--	(472,991)
Common stock issued in legal settlement	--	31,083
Common stock issued for services	--	889
Addition of interest income to shareholder note receivable	--	(74,406)
Changes in assets and liabilities:
Accounts receivable – trade	18,158	9,013
Accounts receivable – related party	--	22,401
Prepaid expenses and other assets	1,222	25,750
Accounts payable and accrued liabilities	254,643	324,824
Accrued officers salaries	324,834	--
Net cash used in operating activities	(1,254,993)	(2,150,878)
Cash flows used in investing activities:
Acquisition of property and equipment	(10,484)	(3,696)
Net cash used in investing activities	(10,484)	(3,696)
Cash flows provided by financing activities:
Repayment of capital lease obligation	(50,260)	(22,744)
Advances from related party	--	343,068
Repayment of advances from related party	(80,825)	--
Proceeds from issuance of note payable	125,000	--
Repayments on notes payable	(125,647)	(45,000)
Purchase of treasury stock	(43,304)	--
Proceeds from issuance of stock and warrants	761,500	1,470,000
Proceeds from issuance of convertible notes	662,500	430,000
Payment of preferred stock dividends	--	(7,500)
Net cash provided by financing activities	1,248,964	2,167,824
Net increase (decrease) in cash	(16,513)	13,250
Cash at beginning of year	16,513	3,263
Cash at end of year	$ --	$16,513
Cash paid for:
Income taxes	$ --	$ --
Interest	$ 2,319	$37,484

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary (formerly Colley Corporation)
Consolidated Statements of Cash Flows - Continued
For the years ended June 30, 2003 and 2002

	2003	2002

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with the second exchange (see Note A)	$7,540	$ --

Recorded beneficial conversion feature with the issuance of convertible promissory notes	$88,000	$ --

Conversion of notes payable to common and preferred stock	$ --	$765,000

Common stock issued to settle accounts payable	$25,499	$ --

Intangibles acquired through the issuance of debt, net of debt discount	$ --	$406,465

Common stock returned in exchange for stockholder note receivable	$ --	$(1,271,410)

The accompanying notes are an integral part of these consolidated financial statements.

#

Games, Inc. and Subsidiary

(formerly Colley Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Games, Inc. formerly Colley Corporation, (Colley), ("the Company") was initially incorporated as Super Shops, Inc. under the laws of the State of Arizona.  In October 2000, the Company changed its State of Incorporation from Arizona to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting a re-incorporation.

On June 3, 2002, Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company, purchased the 525,000 unregistered common stock or 51.19% of the outstanding common stock of Colley for cash payment of $25,000.  On June 25, 2002, the Board of Directors approved an exchange of shares of Colley for shares of common stock of Gamebanc Corporation ("Gamebanc"), formerly The Lottery Channel, Inc., held by CWP and its members on a one share for one share basis, (the First Exchange”).  On the date of this exchange Colley had no assets or liabilities.  As of June 30, 2002, shareholders of Gamebanc had exchanged 7,417,618 shares of Gamebanc common stock for 7,417,618 newly issued common stock of Colley.  Colley acquired a majority interest in Gamebanc as a result of this First Exchange.

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for the remaining outstanding shares of common stock and preferred stock of Gamebanc, (the Second Exchange).  The Second Exchange offer was conducted on the basis of one share of Colley's common stock for one share of Gamebanc common stock, and 50 shares of Colley's common stock for one share of preferred stock of Gamebanc.  The Second Exchange offer remained open until August 6, 2002.  Colley issued 7,539,582 shares of its common stock issued through the Second Exchange.  Additionally, all holders of Gamebanc stock options and warrants were offered to exchange their stock options and warrants for Colley stock options and warrants with identical terms.  Effective September 16, 2002, the Company changed its name from Colley Corporation to Games, Inc.

As a result of the First and Second Exchanges Gamebanc became a majority-owned subsidiary of the Company and Gamebanc’s directors and officers became the directors and officers of the Company.  The stockholders of Gamebanc were issued 14,957,200 of the Company’s shares of common stock, in exchange for their shares, or 97.9% of the Company’s total outstanding common stock.  Accordingly, a change in control of the Company occurred in connection with the acquisition, and the acquisition was deemed a "reverse   acquisition” for accounting purposes.   At the acquisition, Colley had no assets or liabilities.  The reverse acquisition was accounted for as a recapitalization of GameBanc and the stockholders' equity was retroactively restated to July 1, 2001.  The financial statements are those of Gamebanc prior to June 23, 2002.

The Company operates in three allied areas of interactive entertainment: government sponsored lotteries, internet games, and digital greetings.  The Company's principal business is providing subscribers with access to entertaining proprietary content via the internet.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,519,839 and $4,038,759 for the year ended June 30, 2003 and June 30, 2002 respectively.  In addition at June 30, 2003 the Company’s current liabilities exceeded its current assets by approximately $2,616,000.  Management of the Company is developing a plan to license the sale of lottery tickets online.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by obtaining a license to sell lottery tickets online and if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through June 30, 2004.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, or to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Software

5 years

Furniture, fixtures and equipment

3-7 years

Leasehold improvements

7 years

Intangibles

Intangibles consist of website domain names (“URL”) purchased by the Company.  The intangibles are being amortized over their useful lives (5 years) on the greater of the income forecasted method or straight line method which ever is greater. Amortization expense for the years ended June 30, 2003 and 2002 was $123,332 and $407,881, respectively.

Game and Web Site Development Costs

The Company follows the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Website Development Costs", which provides guidance in accounting for costs incurred to develop a website.  Capitalized game development costs are capitalized from the point in time when technological feasibility has been established until the game is available for use. The annual amortization of the capitalized amounts will be the greater of the ratio of the current revenue to total projected revenue for a game, or the straight-line method, and is applied over periods ranging up to 5 years. The Company performs periodic reviews to ensure that unamortized costs remain recoverable through the generation of future revenues.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceed its fair value typically represented by the future discounted cash flow associated with the asset.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $5,000,000, which expire through 2022.  Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited.  Based on this and the fact that the Company has generated operating losses through June 30, 2003, the deferred tax asset of approximately $1,700,000 has been offset by a valuation allowance of $1,700,000.

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling shareholders' portion of the loss of Gamebanc for the year ended June 30, 2002.  As a result of the Second Exchange (See Note A) the non controlling interest was reduced to 2.1% of Gamebanc. The non controlling interest in the net assets of Gamebanc has been reduced to zero.  Therefore, in accordance with generally accepted accounting principles, the non controlling interest in Gamebanc’s net losses has not been recorded in the accompanying financial statements.

Advertising

Advertising costs are charged to operations as incurred.  Advertising expense was approximately $6,800 and $53,000 for the years ended June 30, 2003 and 2002, respectively.

Revenue Recognition

In accordance with generally accepted accounting principles (“GAAP”), revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

Advertising Revenue. Advertising revenue is derived from the sale of banner and button advertisements, pop-up and other Web-based advertising. The Company recognizes revenue from the sale of its banner and button advertisements, pop-up and other Web-based advertising in the period in which the advertisements are delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Agreements are primarily short-term and revenues are recognized as services are delivered provided that the Company has no significant remaining obligations and collection of the resulting receivable is probable. In certain arrangements, the Company sells banner advertising, click-through programs to customers as part of a bundled arrangement. For these arrangements, the Company allocates revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as the Company delivers on our obligation.

Shared revenue arrangements. Revenues earned from advertising services are based upon a percentage of revenue earned from the advertisement. In accordance with Emerging Issues Task Force (EITF) 99-19, the Company will recognize revenues shared with third-party network partners and E-mail list owners on a net basis.

Revenues for memberships and subscriptions to its Internet websites and services are recognized ratably as earned over the term of the membership or subscription. Upon commencement of the membership or subscription, the Company will record deferred revenue for the fee charged. This deferred revenue is then recognized ratably over the period of the contract.

Service and lottery management fee revenues, including fees from the sale of lottery data feed contracts are recognized in the period the consumer receives the data feed information or the service has been delivered.

Skillmoney games. Skillmoney games generate a facilitation fee that is charged at the end of a game and the revenue is recognized at the conclusion of the game.

#

Total revenues for the years ended June 30, 2003 and June 30, 2002 are as follows.

	Year Ended June 30, 2003		Year Ended June 30, 2002
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$166,559	76.4%	$343,732	73.6%

2. Digital Greetings	2,558	1.2%	77,545	16.6%

3. Lotteries	48,931	22.4%	45,718	9.8%

Total	$218,048	100.0%	$466,995	100.00%

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year.  The weighted average number of shares outstanding has been computed using the shares of Gamebanc exchanged as of June 30, 2002 plus the outstanding shares of Colley from the date of the reverse acquisition.  Common stock equivalents totaling 5,228,773 and 5,139,673 at June 30, 2003 and 2002, respectively, are not included in the diluted loss per share for the years ended June 30, 2003 and 2002 as they are anti-dilutive.

Fair Value of Financial Instruments

The recorded amounts of financial assets and liabilities at June 30, 2003 and 2002 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.

Change in Accounting Estimate

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

Reclassifications

Certain accounts in the prior years’ financial statements have been reclassified for comparative purposes to conform with the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported net loss.

New Accounting Pronouncements

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have material effect on its consolidated financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No.146 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the recognition requirements of FIN 45 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.  The following table illustrates the effect on net (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	June 30,
	2003	2002

Net loss as reported	$2,519,839	$4,038,759

Less: stock-based employee compensation expense determined under the intrinsic value method	(75,000)	--
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	141,900	38,970

Compensation for variable stock options	__155,030	_______--

Pro forma loss	$2,741,769	$4,077,729

Pro forma loss per share- Basic and diluted	$(0.17)	$(0.55)

#

Pro forma Information

The fair value for the 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.:

Assumptions	2003	2002

Risk-free rate	4.5%	4.8%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	176.7%	0.0%

Average life	1.2 years	2.5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s consolidated financial statements.

#

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of SFAS No. 150 on its consolidated financial statements.

NOTE D – PROPERY, EQUIPMENT, AND SOFTWARE

Property, equipment and software at June 30, 2003 consists of the following:

	Amount	Estimated Useful Lives
Software	$2,916,122	5 years
Equipment	294,248	3-7 years
Furniture and fixtures	77,075	7 years
Leasehold improvements	____2,137	life of lease
	3,289,582
Less accumulated depreciation and amortization	2,585,867
Property and Equipment, Net	$703,715

Depreciation and amortization expense for the year ended June 30, 2003 and 2002 was $626,496 and $698,209, respectively.

NOTE E - STOCKHOLDER NOTES RECEIVABLE

During fiscal year 2001, the President and controlling shareholder of Gamebanc purchased 3,568,750 shares of common stock at $1 per share in exchange for a $3,568,750 note receivable.  The note bears interest at 6% and did not have a specified due date.  During fiscal year 2002 and 2001, various other transactions with the President, principally deferred compensation and accrued interest, were applied against this note.  The net amount of the note was classified as a component of stockholders’ equity at June 30, 2001.  In November 2001, the President returned 1,271,410 shares of common stock to the Company to retire the $1,271,410 outstanding balance of the note.

NOTE F - RELATED PARTY TRANSACTIONS

Gamebanc's President and CEO and its Chief Operating Officer are also members of Chicago West Pullman, LLC.  Pursuant to an agreement between Gamebanc and CWP, dated September 6, 2001, CWP advances funds to Gamebanc for various operating expenses.  This agreement allows for borrowings of up to $1,000,000, bears interest at 4%, and expires June 30, 2004.  As of June 30, 2003, the Company has a liability of $127,243 payable to CWP.

Additionally, as part of an agreement reached during fiscal year 2001, CWP returned 1,000 shares of preferred stock during fiscal year 2002.

See Note E, which discusses the notes receivable from the President and controlling shareholder.

NOTE G – CAPITAL LEASE OBLIGATION

The Company has equipment leased under a capital lease, which expires January 28, 2004.  The assets and liabilities are recorded and the lower of the present value of minimum lease payments or the fair value of the assets.  These assets consist of equipment.

As of June 30, 2003, the minimum lease payments under this capital lease is:

For the Year Ending	Amount
2004	$103,248
Amount representing interest	(2,733)

Total	$100,515

NOTE H - CONVERTED PROMISSORY NOTES

From March 2003 through June 2003, the Company issued $662,500 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into five (1) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

During March 2003, the Company issued $175,000 in Promissory Notes (the “March Notes”).  The fair value of the Company’s common stock exceeded the conversion price of the March Notes at the date of issuance.  Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $88,000.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the year ended June 30, 2003 the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $16,000.

During July 2003 the Company issued a $10,000 6% convertible promissory note. The promissory note including accrued interest is convertible into one (1) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.  Since the fair value of the Company’s common stock was less than one dollar the promissory note did not have any beneficial conversion feature.

#

NOTE I – NOTES PAYABLE

Loans payable at June 30, 2003 are as follows:

The Company issued a non-interest bearing note payable in connections with the acquisition of Cards.com; interest is imputed at 6%; quarterly payments of $15,000 through March 2004, a payment of $165,000 in June 2004, and then quarterly payments of $18,750 through June 2006: includes debt discount of $28,613 at June 30, 2003	$336,387

On March 24, 2003, the Company issued a 5% note payable, due September 24, 2003. On September 23, 2003, the due date on note payable was extended to January 31, 2004.	125,000

Total loans payable	461,387

Less: current maturities	(349,641)

Loans payable, less current maturities	$111,746

The future commitments as of June 30, 2003 for the periods ending June 30 of the following years are as follows:

For the Year Ending	Amount
2004	$349,641
2005	68,112
2006	72,247
490,000
Less: imputed interest expense	(28,613)

Total	$461,387

NOTE J – COMMITMENTS

The Company leases various office space, autos and other equipment under operating leases.  Rent expense totaled approximately $116,000 and $182,000 for the years ended June 30, 2003 and 2002, respectively.

The future minimum rental commitments as of June 30, 2003 for the periods ending June 30 of the following years are:

2004	$135,990
2005	136,774
2006	100,182
$372,946

Employment Agreements

On July 1, 2002, the Company entered into a three-year employment agreement with its President and Chief Executive Officer. The agreement provides for annual compensation of  $375,000.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined.

On July 1, 2002, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Operating Officer. The agreement provides for annual compensation of  $150,000.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined.

On October 1, 2003, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. The agreement provides for annual compensation of  $175,000.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined.

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

For the
Year Ended
June 30,	Amount

2004	$656,000
2005	700,000
2006	700,000

Total	$2,056,000

NOTE K – STOCKHOLDERS DEFICIENCY

During the period from July 31, 2002 through December 31, 2002 Gamebanc sold an aggregate of 3,665 shares of Preferred Stock for $366,500 ($100 per share) in cash proceeds. Immediately upon the issuance of the preferred stock, the preferred stock was exchanged for 50 (183,250 in aggregate) shares of common stock of Games, Inc. pursuant to the terms of the Second Exchange.

During the period from December 31, 2002 through March 2003 the Company sold an aggregate of 142,350 shares of its common stock for $284,700 ($2 per share) in cash proceeds.

During the year ended June 30, 2003 the Company issued 38,398 shares of its common stock in settlement of $111,142 of accounts payable.

On December 31, 2002, the Company acquired 14,500 shares of its common stock for a purchase price of $43,304.

NOTE L - STOCK OPTIONS

During the year ended June 30, 2002, Gamebanc extended the expiration date of 430,600 stock options from dates ranging from April 2002 through November 2002 to January 2004.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of the Company’s common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FIN 44 such options became subject to variable accounting treatment.  At June 30, 2003, the fair value of the Company’s common stock was less than the exercise price and accordingly the Company recognized a reduction of stock based compensation in the amount of $155,030.

The following summarizes the Gamebanc stock option transactions for the fiscal years ended June 30, 2003 and 2002:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding June 30, 2001	3,150,600	0.91
Granted	174,500	2.25
Exercised	--	--
Terminated	(30,000)	1.00

Options outstanding at June 30, 2002	3,295,100	$ 1.08
Granted	130,000	$2.54
Exercised	--
Terminated	(134,000)	$2.53

Options outstanding at June 30, 2003	3,291,100	$0.98

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $2.25	3,291,100	1.9 years	2,967,600	$0.98

NOTE M - STOCK WARRANTS

Gamebanc issued 1,231,173 warrants associated with various acquisitions during fiscal year 2001.  The warrants have exercise prices ranging from $1.25 to $2.35 and expire at various dates through 2011.

NOTE N – ASSET IMPAIRMENT

During the years ended June 30, 2003 and 2002, the Company determined that certain software and websites were no longer being used.  Management believed that there would be no future cash flows generated from the software or websites.  Accordingly, the Company recorded impairment charge of $324,914 and $1,923,553 for the years ended June 30, 2003 and 2002, respectively.

NOTE O – REMOVAL OF ACCOUNTS PAYABLE

During fiscal year 2002, the Company wrote off certain accounts payable totaling $472,991.  These amounts were written off, as the Company believes that they are not liabilities of the Company.  These amounts were reversed primarily because the services were not provided to the satisfaction of the Company or the provider is no longer in business.

NOTE P - LITIGATION AND CONTINGENCIES

The Company was involved in litigation resulting from an attempted merger in 2001 between Gamebanc and Promo-Travel International, Inc.  Following certain disagreements, both parties agreed to unwind the merger and that Gamebanc would pay the plaintiffs $300,000 and that the plaintiffs would return approximately 1.3 million shares of Gamebanc common stock they had received under the merger agreement.  The plaintiffs failed to return the stock certificates and therefore Gamebanc refused to pay $300,000. The plaintiffs sued in Georgia District Court for this amount plus an additional $400,000 they claim was due under the unwinding agreement.  Gamebanc has asserted a counterclaim seeking to recover the proceeds of certain contracts and other damages incurred prior to the unwinding.  This litigation was settled effective June 30, 2003 with the Company exchanging shares of Gamebanc stock for 190,000 shares of Games, Inc. common stock. The 190,000 shares of common stock were included as part of the Second Exchange, therefore no additional consideration was deemed to have been issued as part of the settlement agreement.  Pursuant to the settlement agreement the Company did not have to make any cash payments and accordingly removed the liability in the amount of $300,000 that had been recorded in connection with the suit and recognized a gain on litigation settlement.

Gamebanc was also involved in litigation stemming from its attempted merger with Bingo.com.  Company has entered into a settlement agreement with Bingo on October 8, 2003, whereby Bingo has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty (50) year royalty agreement whereby the Company will pay Bingo a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum. Bingo, Inc. has relinquished 850,000 warrants to purchase GameBanc stock in exchange for 175,000 shares of Games, Inc. common stock. (See Note R).

GameBanc is involved in litigation resulting from its asset purchase of the website Lottoballs.com ("Lottoballs").  This website was purchased for stock and for promissory notes to the principals of Lottoballs.  The promissory notes were due and payable one year after signing the purchase agreement.  During that year, Lottoballs was obligated to provide to the Company certain financial information and to pay Gamebanc for certain amounts.  Those amounts were never paid and the financial information was not provided in a timely fashion.  Furthermore, the website, the major asset acquired, did not function properly.  The plaintiffs refused to repair it and Gamebanc was forced to take the site down in July 2001.  The plaintiffs filed suit against Gamebanc for failure to make the payment on the promissory notes.  Gamebanc's counterclaims seek to recover costs it incurred in repairing the software and damages arising from the plaintiff's misrepresentations and breach of contract.  This action was settled effective June 30, 2003 with Games, Inc. agreeing to issue stock in the amount of $165,000 to settle the claim. The liability recorded was reduced from $347,900 to $165,000. The Company recorded a gain on settlement of $182,900.  Subsequent to June 30, 2003 the Company issued 406,648 shares of Games, Inc. common stock in settlement of this obligation. Pursuant to the settlement agreement the stock was to be issued based upon the closing price of the Company’s common stock on July 31, 2003 which was $0.41 per share.

A former employee and manager of Gamebanc's Gameland.com site sued Gamebanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against Gamebanc in the amount $99,000.  This amount was recorded in accrued liabilities at June 30, 2002 and remains in accrued liabilities in the accompanying consolidated balance sheet at June 30, 2003. On August 27, 2003 the Company filed a law suit against Toadgames, Inc. case number A0304323 a company incorporated by Chris Hunter. The Company alleges Taodgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE Q - SIGNIFICANT CUSTOMERS

During the years ended June 30, 2003, a significant portion of the Company's revenues were generated from two major customers.  Revenues to these customers represented approximately $27,000 (12.4%) and $23,000 (10.6%).  As of June 30, 2003, the amounts due from these customers included in accounts receivable were $5,268 and $-0-, respectively

During the year ended June 30, 2002, a significant portion of the Company's revenues were generated from three major customers.  Revenues to these customers represented approximately $97,000 (20.9%), 63,000 (13.5%), and $58,000 (12.4%).

NOTE R – SUBSEQUENT EVENTS

On September 23, 2003, the Company issued a $175,000 5% note payable to a shareholder for working capital, due January 31, 2004.

As discussed in Note P, on October 8, 2003, the Company has entered into a settlement agreement with Bingo.com, whereby Bingo.com has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty (50) year royalty agreement whereby the Company will pay Bingo.com a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Bingo, Inc. relinquished 850,000 warrants to purchase GameBanc stock in exchange for 175,000 shares of Games, Inc. common stock. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

#