Form 10QSB
period 2003-09-30
GAMES INC
filed 2003-11-24
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  (X)

No  ( )

As of November 10, 2003 there were 17,364,855 shares of the issuer’s Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No  (X)

#

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART 1 - FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

14

ITEM 3. CONTROLS AND PROCEDURES

17

PART II. OTHER INFORMATION

17

ITEM 1. LEGAL PROCEEDINGS

18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-k

19

SIGNATURES

20

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

Assets	September 30, 2003
(unaudited)

Current assets

Accounts receivable – trade	$ 11,012
Prepaid expenses	2,111
Total current assets	13,123

Property, equipment and software
Equipment	294,248
Furniture and fixtures	77,075
Leasehold improvements	2,137
Software	2,916,122
3,289,582
Less accumulated depreciation and amortization	(2,761,972)
Net property, equipment and software	527,610

Intangibles, net of amortization	341,995
Total assets	$ 882,728 =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

September 30, 2003
(unaudited)
Liabilities and stockholders' deficit

Current liabilities
Bank overdraft	$ 41,183
Current maturities of long-term debt	555,619
Accounts payable and accrued liabilities	1,081,866
Accrued litigation settlements	181,942
Capital lease obligations	50,264
Accrued officer salaries	786,063
Due to related parties	97,328
Total current liabilities	2,794,265

Loan payable	111,358
Convertible promissory notes	639,000
3,544,623
Commitments and contingencies (Notes D and H)

Stockholders' deficiency
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	--
Common stock, $.001 par value; 40,000,000 shares authorized
16,964,855 and 6,870,680 shares issued
at September 30, 2003 and June 30, 2002, respectively	16,966
Additional paid-in capital	32,270,631
Accumulated deficit	(34,906,188)
Less treasury stock, at cost, 14,500 shares	(43,304)
Total stockholders’ deficiency	(2,661,895)

Total liabilities and stockholders’ deficiency	$ 882,728 ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2003	2002
	(unaudited)	(unaudited)

Revenues	$91,173	$ 46,582
Cost of goods sold	21,881	14,561
Gross profit	69,292	32,021

Operating expenses
Sales, general and administrative	442,914	570,478
Depreciation of property, equipment
and software	176,106	157,552
Amortization of intangibles	107,343	111,082
Total operating expenses	726,363	839,112

Operating loss	(657,071)	(807,091)

Interest expense	(29,778)	(12,981)
Net loss	($686,849) ==========	($820,072) ==========
Weighted average common shares
outstanding -basic and diluted	16,565,556 ==========	13,118,294 ==========

Net loss per share - basic and diluted	($0.04) ==========	($0.06) ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
	Three months ended	Three months ended
	September 30, 2003	September 30, 2002
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net loss	($686,849)	($820,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,449	268,634
Amortization of debt discount	4,971	11,240
Common stock issued for services	--	45,000
Changes in assets and liabilities:
Accounts receivable-trade	613	23,068
Interest beneficial conversion feature	13,500
Prepaid expenses and other assets	(2,111)	(12)
Accounts payable and accrued liabilities	43,541	123,211
Accrued officers salaries	121,250	47,083
Net cash used in operating activities	(221,636)	(301,848)

Cash flows from financing activities:
Increase in bank overdraft	41,183	24,039
Capital lease obligations	(50,251)	(50,260)
Borrowings (repayments) on long-term debt	200,619	20,260
Proceeds from issuance of convertible notes	35,000
Increase (decrease) in due to related parties	(29,915)	87,513
Proceeds from issuance of stock	25,000	204,000
Net cash provided by financing activities	221,636	285,552

Net increase (decrease) in cash	--	(16,296)
Cash at beginning of period	--	16,513
Cash at end of period	$ 0 ========	$ 217 =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows – continued
	Three months ended	Three months ended
	September 30, 2003	September 30, 2002
	(unaudited)	(unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ 165,000 ========	$ -- =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Games, Inc. and Subsidiary

(formerly Colley Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of  September 30, 2003 and for the three months ended September 30, 2003 and 2002, are unaudited.  The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2002.  All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002.

NOTE C – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $686,849 for the three months ended September 30, 2003. Current liabilities at September 30, 2003 of $2,794,265 exceed current assets of $13,123. Total liabilities at September 30, 2003 of $3,544,623 exceed total assets of $882,728.

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

Total revenues for the three months ended September 30, 2003 and September 30, 2002 are as follows.

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$77,331	85%	$46,082	99%
2. Digital Greetings	--	-%	--	-%
3. Lotteries	13,842	15%	500	1%
Total	$91,173	100%	$46,582	100%

Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options and warrants are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

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

	September 30,
	2003	2002
Net loss as reported	$686,849	$820,072

Less: stock-based employee compensation expense determined under the intrinsic value method	--	12,500
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	--	21,900

Compensation for variable stock options	--	--

Pro forma loss	$686,849	$829,472

Pro forma loss per share- Basic and diluted	$(0.04)	$(0.06)

Pro forma Information

The fair value for the 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions:

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its consolidated financial position and results of operations.

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

NOTE C - CONVERTED PROMISSORY NOTES

From July 2003 through September 2003, the Company issued $35,000 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into five (5) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

NOTE D- STOCK OPTIONS

In December 2000 Gamebanc extended the expiration date of 430,600 stock options from dates ranging from April 2002 through November 2002 to January 2004.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of the Company’s common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FIN 44 such options became subject to variable accounting treatment.  At September 30, 2003, the fair value of the Company’s common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the Gamebanc stock option transactions for the three months ended September 30, 2003 and 2002:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at June 30, 2002	3,295,100	$ 1.08
Granted	110,000	$2.54
Exercised	--
Terminated	--
Options outstanding at September 30, 2002	3,405,100	$1.13

Options outstanding at June 30, 2003	3,291,100	$ .098
Granted	--
Exercised	--
Terminated	--

Options outstanding at September 30, 2003	3,291,100	$0.98

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $3.00	3,291,100	1.9 years	2,967,600	$0.98

NOTE E- LITIGATION AND CONTINGENCIES

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

A former employee and manager of Gamebanc's Gameland.com site sued Gamebanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against Gamebanc in the amount $99,000.  This amount was recorded in accrued liabilities at June 30, 2002 and remains in accrued liabilities in the accompanying consolidated balance sheet at June 30, 2003. On August 27, 2003 the Company filed a law suit against Toadgames, Inc. case number A0304323 a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE F – SUBSEQUENT EVENTS

As discussed in Note E, on October 8, 2003, the Company has entered into a settlement agreement with Bingo.com, whereby Bingo.com has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty (50) year royalty agreement whereby the Company will pay Bingo.com a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Bingo,Inc. relinquished 850,000 warrants to purchase GameBanc stock in exchange for 175,000 shares of Games, Inc. common stock. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

OVERVIEW AND RECENT DEVELOPMENTS

We are a leading online media and value-added information service providing subscribers with access to entertaining proprietary content via the Internet. The Company and its subsidiaries operate a branded network of web sites targeting three allied areas of interactive entertainment: government sponsored lotteries, Internet games, and digital greetings. In addition, we continue to develop and manage a large opt-in e-mail database of over 12 million subscribers.  We currently own and operate leading games and entertainment sites that include:

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

Revenue of $91,173 for the three months ended September 30, 2003 was $44,591 or approximately 96% more than the same period in the prior year.  The increase is due to new revenues earned from the sale of lottery subscriptions and increased advertising revenues mainly in response to over all activities in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the three months ended September 30, 2003, the cost of goods sold of $21,881 was approximately 50% more than the three months ended September 30, 2002. The cost of goods sold increased due to increased hosting and bandwidth cost, gross margins increased by approximately 116% due to increased primarily due to increased sales of lottery subscriptions.

The Company incurred operating expenses of $726,363 for the three months ended September 30, 2003. This represents a decrease of $112,749 or approximately 13% compared to the operating expenses in the three months ended September 30, 2002. The decrease was primarily attributed to a decrease in Selling, General and Administrative expenses by approximately $128,000 as a result of fewer offices and reduced travel and reduced employee costs working in those functions.

Depreciation and amortization increased approximately $15,000 or 6% during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase is due primarily to reclassifying some assets to a shorter expected useful life of some assets.

Interest expense increased from $12,981 to $29,778 or approximately 129% due to increased debt, principally due to the addition of notes payable and convertible notes payable.

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

At September 30, 2003, the Company had a bank overdraft of $41,183 compared to $24,039 at September 30, 2002. Current liabilities at September 30, 2003 of $2,794,265 current assets of $13,123. Total liabilities at September 30, 2003 of $3,544,623 exceed total assets of $882,728.

Net cash used by operating activities was $221,636 for the three months period ended September 30, 2003 compared to $301,848 net cash used by operating activities for the three month period ended September 30, 2002, an decrease of $80,212. The cash used by operating activities during the three months ended September 30, 2003 was primarily related to a net loss of $686,849 partially offset by depreciation and amortization of $283,449 an increase in officers accrued salaries of $121,250 and accounts payable and accrued liabilities of $43,541. The cash used by operating activities during the three months ended September 30, 2002 was primarily related to a net loss of $820,072, partially offset by depreciation and amortization of $268,634, an increase in accounts payable and accrued liabilities of $123,211.

Cash provided by financing activities of $221,636 for the three months ended September 30, 2003 included proceeds from the issuance of common stock of $25,000 and issuance of $35,000 6% interest convertible notes, issuance of notes payable of $200,619 at 6%, an increase of bank overdraft of $41,183, offset by repayments of capital lease obligations of $50,251 and a decrease in due to related parties of $29,915. Cash provided by financing activities of $285,552 for the three months ended September 30, 2002 included proceeds from the issuance of common stock of $204,000 an increase in bank overdraft of $24,039 and an increase in due to related parties of $87,513 partially offset by repayments of $20,260 on notes payable.

Unless and until its revenue stream matures, the Company recognizes that it will likely not have sufficient cash resources to fund its operations through the end of fiscal 2003.  The Company must be able to close on additional financing transactions to fund ongoing operations.  The Company might be required to obtain financing on terms that are not favorable to it and its shareholders.  The Company received a going concern opinion on its June 30, 2003 audited financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed, as of September 30, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2003.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc. None.

Current litigation of Games, Inc. subsidiary GameBanc Corporation or its predecessor Lottery Channel, Inc.

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

The settlement agreement dated October 8, 2003 where Bingo has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty-year (50) royalty agreement whereby the Company will pay Bingo a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid and accrued on the Company’s liabilities at September 30, 2003. On August 27, 2003 the Company filed a law suit against Toadgames, Inc., case number A0304323 a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

#

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended September 30, 2003 .

GAMES, INC.

By:  Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  November 24, 2003

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

Date:  November 24, 2003

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

#

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

Date:  November 24, 2003

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

#

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

November 24, 2003

#

Exhibit 31.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

November 24, 2003

#