Form 10QSB/A
period 2003-03-31
GAMES INC
filed 2004-01-30
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB/A2

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

Yes  (X)

No  ( )

As of January 15, 2004 there were 19,689,996 shares of the issuer’s Common Stock, $.001 par value per share, outstanding.

Yes ( )

No  (X)

REASON FOR FILING AMENDMENT OF QUARTERLY REPORT:  This Quarterly Report on Form 10-QSB/A2 is being filed to amend certain information contained in the Registrant's Quarterly Report on Form 10-QSB/A filed on May 30, 2003. The Company has restated the condensed consolidated financial statements for the three and nine months ended March 31, 2003. This restatement reflects a correction of an error relating to certain stock options.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of the Company’s common stock from an exercise price of $10 per share to $1.00 per share.  Pursuant to Financial Interpretation No. 44 “FIN 44” such options became subject to variable accounting treatment.  At March 31, 2003, the fair value of the Company’s common stock was higher than the exercise price and accordingly the Company recognized an addition of stock based compensation in the amount of approx. $1,497,000. Net loss for the three and nine months ended March 31, 2003 as filed on May 30, 2003 was $754,872 ($0.05 per share) and $2,155,558 ($0.14 per share), respectively.  The restated net loss for the three and nine months ended March 31, 2003 is $2,273,467 ($0.14 per share) and $3,674,155 ($0.24 per share), respectively. Corresponding changes were made to the text of the Report as originally filed and to the condensed consolidated financial statements contained therein (please see Part I, Item 1 of this Report). In addition, "Management's Discussion and Analysis of the Financial Condition and Results of Operations" has been updated to reflect this change. The Report, as so revised, is amended and restated in its entirety in this Form 10-QSB/A2.

#

GAMES, INC.

Form 10-QSB/A2 Quarterly Report

INDEX

PART I – FINANCIAL INFORMATION

 3

ITEM 1 CONDENSED FINANCIAL STATEMENTS

 3

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

 CONDITION AND RESULTS OF OPERATIONS

15

ITEM 3 CONTROLS AND PROCEDURESS

19

PART II – OTHER INFORMATION

20

ITEM 1 LEGAL PROCEEDINGS

20

ITEMS 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

22

ITEMS 3 DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY

  HOLDERS

22

ITEM 5 OTHER INFORMATION

22

ITEM 6 EXHBITS AND REPORTS ON FORM 8-K

22

SIGNATURES

23

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(Restated)

Assets	March 31, 2003
(unaudited)

Current assets

Cash	$ 99,051
Accounts receivable - trade	14,088
Prepaid Expenses	1,222
Total Current Assets	114,361

Property, equipment and software, net	855,360
Intangibles, net	572,904

Total assets	$1,542,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet (Restated)

Liabilities and stockholders' deficit

Current liabilities
Current maturities of long-term debt	$ 374,154
Accounts payable and accrued liabilities	827,740
Accrued litigation and judgments	524,342
Capital lease obligation	125,650
Accrued officers salaries	586,063
Due to related parties	340,882
Total current liabilities	2,778,831

Long-term debt, net of current maturities	267,114
Convertible promissory note	189,500
Total Liabilities	3,235,445

Commitments and contingencies (Notes D and H)

Stockholders' equity and deficit
Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value; 40,000,000 shares authorized
16,314,357 issued and 16,333,207 shares outstanding	16,347
Additional paid-in capital	33,707,792
Accumulated deficit	(35,373,655)
Less treasury stock, at cost 14,500 shares	(43,304)
Total stockholders’ deficit	(1,692,820)
Total liabilities and stockholders’ deficit	$ 1,542,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended March	Ended March	Ended March	Ended March
	31, 2003	31, 2002	31, 2003	31, 2002
	(Restated)		(Restated)

Revenues	$ 53,771	$ 100,602	$ 155,277	$ 300,234
Cost of goods sold	33,777	15,131	60,109	114,857
Gross profit	19,994	85,471	95,168	185,377

Operating expenses
Operating expenses	662,808	1,040,817	1,854,234	2,793,120
Stock based compensation	1,515,750	--	1,553,250	--
Amortization of intangibles	106,650	143,322	324,678	253,476
Write-off of software and intangibles	-	(99,986)	-	1,923,553
Total operating expenses	2,285,208	1,084,153	3,732,162	4,970,149

Operating loss	(2,265,214)	(998,682)	(3,636,994)	(4,784,772)

Interest income- related party	-	-		71,469
Interest expense	(8,253)	(10,117)	(37,161)	(31,824)
Forgiveness of debt	-	-	-	472,991
Other, net	-	(56,003)	-	(56,003)
Net loss before non-controlling interest	(2,273,467)	(1,064,802)	(3,674,155)	(4,328,139)

Non-controlling interest	-	3,158	-	1,239,475
Net loss	$(2,273,467)	$(1,061,644)	$(3,674,155)	$(3,088,664)
Weighted average common shares
outstanding -basic and diluted	16,353,724	5,760,848	15,179,731	7,291,099

Net loss per share - basic and diluted	$(0.14)	$(0.18)	$(0.24)	$(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements

#

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Restated)

	Nine months	Nine months
	ended March	ended March
	31, 2003	31, 2002
	(unaudited)	(unaudited)

Cash flows from operating activities	$(1,016,149)	$(1,177,912)

Cash flows from investing activities:
Acquisition of property and equipment	(5,897)	(2,723)

Cash flows from financing activities
Repayments on long-term debt	(21,426)	(206,678)
Proceeds from issuance of convertible notes	275,000	430,000
Increase in due to related parties	132,814	114,559
Proceeds from issuance of stock	761,500	840,289
Purchase of treasury stock	(43,304)	--
Net cash provided by financing activities	1,104,584	1,178,170

Net increase (decrease) in cash	82,538	(2,465)
Cash at beginning of period	16,513	3,263
Cash at end of period	$ 99,051	$ 798

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accounts payable	$25,499	$ -

Common stock returned in exchange for stockholder note receivable	$ -	$1,271,410

Intangibles acquired through the issuance of debt, net of debt discount	$ -	$ 406,465

The accompanying notes are an integral part of these condensed consolidated financial statements

#

Games, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. As discussed in Note B, the interim condensed consolidated financial statements have been restated, therefore, they should also be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10KSB and its quarterly report on Form 10QSB for the three months ended September 30, 2003.  Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE B - RESTATEMENT

The Company has restated the condensed consolidated financial statements for the three and nine months ended March 31, 2003.  This restatement reflects a correction of an error relating to certain stock options.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of the Company’s common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FIN 44 such options became subject to variable accounting treatment.  At March 31, 2003, the fair value of the Company’s common stock was higher than the exercise price and accordingly the Company recognized additional stock based compensation in the amount of approximately $1,497,000.  Net loss for the three and nine months ended March 31, 2003 as filed on May 30, 2003 was $754,872 ($0.05 per share) and $2,155,558 ($0.14 per share), respectively.  The restated net loss for the three and nine months ended March 31, 2003 is $2,273,467 ($0.14 per share) and $3,674,155 ($0.24 per share), respectively.  At June 30, 2003, the Company’s stock price was less than the exercise price, and accordingly, the $1,497,000 of stock based compensation was reversed.

#

NOTE C - ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-Controlling Interest in Consolidated Subsidiary

Non-controlling interest in results of operations of consolidated subsidiary represents the non-controlling stockholders’ portion of the loss of GameBanc.  The non-controlling interest in the consolidated balance sheets reflects the non-controlling shareholders' portion of GameBanc's net equity.  In accordance with generally accepted accounting principles, the non-controlling interest cannot fall below zero; therefore, at March 31, 2003 no amount is presented as non-controlling interest in consolidated subsidiary in the accompanying consolidated balance sheet.

Revenue Recognition

The Company's revenues are derived principally from advertising and are recognized as “impressions”, or times an advertisement appears in pages viewed by users of the Company’s online properties, are delivered.

Loss Per Share

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the diluted loss per share for the three and nine months ended March 31, 2003 and 2002, as they are anti-dilutive.

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

New Accounting Pronouncements

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has not yet determined the effect SFAS No. 145 will have on its consolidated financial position or results of operations in future periods.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No.146 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The Company does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.  The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net loss as reported	$2,273,467	$1,061,644	$ 3,674,155	$3,088,664

Less: stock based compensation expense determined under the intrinsic value method	(18,750)	--	(56,250)
Stock-based compensation for variable options	(1,497,000)	--	(1,497,000)	--
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	35,475	9,827	106,425	29,480

Pro forma loss	$ 793,192	$1,071,471	$ 2,131,550	$3,118,144

Pro forma loss per share- Basic and diluted	$ 0.05	$ 0.19	$ 0.14	$ 0.43

Pro forma Information

Pro forma information regarding net loss is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for the 2002 options was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 per share with the following weighted-average assumptions for the fifty-two weeks ended June 30, 2003:

#

	2003	2002
Assumptions
Risk-free rate	5%	5%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company's Common Stock	177%	0%

Average life	1.5	2.75

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

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

NOTE E - GOING CONCERN UNCERTAINTY

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended March 31, 2003, the Company incurred a net loss of $3,674,155 and had a working capital deficiency of $2,664,470. Management of the Company is developing a plan to license the sale of lottery tickets online.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by obtaining a license to sell lottery tickets online and if they were successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations for the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, or to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE F - CONVERTIBLE PROMISSORY NOTES

During March 2003, the Company issued $62,500 5% convertible promissory notes (the “Promissory Notes”) in varying amounts. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into five (1) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $31,250.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the nine months ended March 31, 2003 the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $2,500.

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

GameBanc is also involved in litigation stemming from its 2001-attempted merger with Bingo.com. GameBanc had previously purchased the domain name Lottery.com from a principal of Bingo.com. After GameBanc aborted the merger, Bingo.com filed a lawsuit alleging that GameBanc had failed to provide them with publicly traded stock as called for in the purchase agreement.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUE

Revenue for the three months ended March 31, 2003 of $ 53,771 was less than the revenue for the three months ended March 31, 2002 by $46,831 or 47%. The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the three months ended March 31, 2003, gross profit percent was 37% compared to 85% for the three months ended March 31, 2002. The decrease in gross profit percentage was primarily attributable to increased costs of modifying web servers for the period and the decrease Internet advertising revenues. The Company incurred operating expenses of $2,285,208 during the three months ended March 31, 2003.  This represents an increase of $1,201,055 or 110% from the operating expenses for the three months ended March 31, 2002.  The increase is primarily due to an addition of compensation for variable stock options of approximately $1,497,000, net of reduction of general and administrative expenses in the amount of $329,443, sales and marketing expenses decreased $18,950  from the same period in the prior year, a reduction in and research and development expenses of $6,293  less than the same period in the prior year. The decreases in these expenses occurred as a result of fewer office locations and fewer employees during the three months ended March 31, 2003 compared to the same quarter in the prior year due to cash flow constraints.

Interest expense decreased slightly from to $10,117 to $8,253 or 18% due to the conversion of notes payable to stock, interest is principally due to the note payable in connection with Cards.com.

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

#

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

REVENUE

Revenue of $155,277 for the nine months ended March 31, 2003 was $144,957 or 48% less than the same period in the prior year.  The reduction is due to reduced advertising revenues mainly in response to softness in the Internet advertising market in the U.S.

COSTS AND EXPENSES

During the nine months ended March 31, 2003, the cost of goods sold of $60,109 was $54,748 or 48% less than the nine months ended March 31, 2002. While our gross profit percentage was approximately 61%, the reduction in cost of sales was primarily attributable to reduced revenues for the period. The Company incurred operating expenses of $ 3,732,162 for the nine months ended March 31, 2003.  This represents a decrease of $ 1,237,987 or 25% compared to the operating expenses in the nine months ended March 31, 2002. The decrease was primarily attributed to write off of software and intangibles in the nine months ended March 31, 2002 of $1,923,553 or 100%, which was offset by an additional compensation for variable stock options of approximately $1,497,000. Marketing and sales expenses the nine months ended March 31, 2003 decreased $68,153 or 27% from the comparable period ended March 31, 2002. General and administrative expenses during the nine months ended March 31, 2003  increased $ 934,551 or 62% from the comparable period ended March 31, 2002. Research and development expense for the nine months ended March 31, 2003 decreased $182,656 or 37% from the comparable prior period.  The decreased general and administrative expenses, marketing and sales expenses, and research and development expenses occurred as a result of fewer office locations and fewer employees compared to the prior year due to cash flow constraints.

Interest expense increased slightly from $31,824 to $37,161 or 9% due to increased debt, principally due to note payable in connection with cards.com.

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

At March 31, 2003, the Company had $99,051 in cash compared to $16,513 at March 31, 2002. Current liabilities at March 31, 2003 of $2,778,831 exceed current assets of $114,361. Total liabilities at March 31, 2003 of $3,235,445 exceed total assets of $1,542,625.

Net cash used by operating activities was $1,016,149 for the nine months period ended March 31, 2003 compared to $1,177,912 for the nine month period ended March 31, 2002, a decrease of $161,763. The cash used by operating activities during the nine months ended March 31, 2003 was primarily related to a net loss of $3,674,155 partially offset by depreciation and amortization of $794,943, compensation expenses of $1,546,513, an increase in accounts payable and accrued liabilities of $165,298 and common stock issued for services of $111,142. Cash used in operating activities during the nine months ended March 31, 2002 was primarily due to a net loss of $3,088,664, non-controlling interest of $1,239,475 and forgiveness of debt of $472,991, partially offset by depreciation and amortization of $793,118, write off of software and intangibles of $1,923,553 and an increase in accounts payable and accrued liabilities of $926,456.

Cash provided by financing activities of $1,104,584 for the nine months ended March 31, 2003 included proceeds from the issuance of common stock of $761,500 and issuance of $275,000 6% interest convertible notes, an increase in due to related parties of $132,814, offset by repayments of $21,427 on notes payable and purchase of treasury stock of $43,304. Cash provided by financing activities during for nine months ended March 31, 2002 of $1,178,170 included proceeds from the issuance of common stock of $840,289, net borrowings on notes payable of $430,000, and an increase in due to related parties of $114,559, offset by repayments of $206,678 on notes payable.

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

#

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

Date:  January 30, 2004

#

31.1

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

#

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 30, 2004

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

#

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 30, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

#

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

January 30, 2004

#

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

January 30, 2004

#