Form 10QSB
period 2003-12-31
GAMES INC
filed 2004-02-12
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission file number 0-33345

GAMES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware                                            75-2926440

(State of Incorporation)                       (I.R.S. Employer Identification Number)

425 Walnut Street, Suite 2300

Cincinnati, Ohio 45202

(Address of principal executive office)

(513) 721-3900

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)

No ( )

As of February 11, 2004 there were 19,779,496 shares of the issuer’s Common Stock, $.001 par value per share, issued with 19,595,496 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No (X)

#

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART 1 – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

16

OVERVIEW AND RECENT DEVELOPMENTS

16

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECMBER 31, 2003

COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

18

REVENUE

18

COSTS AND EXPENSES

18

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2003

COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

19

REVENUE

19

COSTS AND EXPENSES

19

LIQUIDITY AND CAPITAL RESOURCES

20

ITEM 3. CONTROLS AND PROCEDURES

22

ITEM 1.  LEGAL PROCEEDINGS

22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.  OTHER INFORMATION

24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

24

SIGNATURES

25

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
December 31, 2003
(unaudited)
Assets

Current assets

Cash	$ 155,645
Accounts receivable – trade	14,213
Prepaid expenses and other current assets	19,350
Prepaid royalties	1,000,000
Deposit on asset purchase	1,025,000
Total current assets	2,214,208

Property, equipment and software, net	368,199
Prepaid royalties - long-term portion	1,000,000
Intangibles, net of amortization	252,052
Total assets	$ 3,834,459 =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
December 31, 2003
(unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities
Current maturities of long-term debt	$517,500
Accounts payable and accrued liabilities	1,108,643
Accrued litigation settlements	153,500
Capital lease obligations	12,974
Accrued officer salaries	483,980
Due to related parties	67,051
Total current liabilities	2,343,648

Long term debt, net current maturities	93,678
Convertible promissory notes	687,700
3,125,026
Commitments and contingencies

Series AA Convertible Redeemable Preferred stock,
$100 stated value; 30,250 shares authorized issued and outstanding (liquidation
Preference of $3,025,000)	3,025,000

Stockholders' deficiency
Series A Preferred stock, $.001 par value, 10,000,000 shares
Authorized; 1,110 issued and outstanding	1
Common stock, $.001 par value; 40,000,000 shares authorized;
19,324,496 shares issued and 19,140,496 outstanding	19,324
Additional paid-in capital	33,268,981
Accumulated deficit	(35,560,569)
Less treasury stock, at cost, 14,500 shares	(43,304)
Total stockholders’ deficiency	(2,315,567)

Total liabilities and stockholders’ deficiency	$ 3,834,459 ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues	$ 98,979	$54,926	$190,152	$101,508
Cost of revenues sold	18,145	11,771	40,025	26,332
Gross profit	80,834	43,155	150,127	75,176

Operating expenses
Sales, general and administrative	455,679	344,537	898,593	914,874
Depreciation of property, equipment
and software	159,711	156,501	335,817	314,053
Amortization of intangibles	89,942	106,805	197,285	218,028
Total operating expenses	705,332	607,843	1,431,695	1,446,955
Operating loss	(624,498)	(564,688)	(1,281,568)	(1,371,779)

Interest expense	(29,883)	(15,926)	(59,662)	(28,907)
Net loss	($654,381) ==========	($580,614) ==========	($1,341,230) ==========	($1,400,686) ==========

Weighted average common shares
outstanding-basic and diluted	17,509,902 ==========	16,194,331 ==========	17,024,541 ==========	14,605,495 ==========

Net loss per share - basic and diluted	($0.04) ==========	($0.04) ==========	($0.08) ==========	($0.10) ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six months ended	Six months ended
	December 31, 2003	December 31, 2002

Net cash flows from operating activities:
Net cash used in operating activities	($491,632)	($521,676)

Cash flows from investing activities:
Acquisition of property and equipment	(300)	(3,930)

Cash flows from financing activities:
Capital lease obligations	(87,541)	--
Borrowings (repayments) on long-term debt	175,000	(53,667)
Repayment of long term debt	(35,000)	--
(Decrease) increase in due to related parties	(60,192)	29,127
Proceeds from issuance of convertible notes	71,810	586,500
Proceeds from issuance of common stock	583,500	--
Purchase of treasury stock	--	(43,304)
Net cash provided by financing activities	647,577	518,656

Net increase (decrease) in cash	155,645	(6,950)
Cash at beginning of period	--	16,513
Cash at end of period	$ 155,645 ========	$ 9,563 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows – continued
(unaudited)
	Six months ended	Six months ended
	December 31, 2003	December 31, 2002

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ 165,000 ========	$ -- =========
Common stock issued to settle note payable	$ 1,610 ========
Common stock issued for services	$ 25,350 ========	$ -- =========
Common stock issued to settle accounts payable	$ -- ========	$ 25,499 =========
Common stock issued for deferred compensation plan	$ 415,250 ========	$ -- =========
Preferred stock issued for prepaid royalties	$ 2,000,000 ========	$ -- =========
Preferred stock issued for deposit on acquisition	$ 1,025,00 ========	$ -- =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Games, Inc. (“Games” or the “Company”) along with its majority owed subsidiary GameBanc, Inc., (“GameBanc”) operates in three allied areas of interactive entertainment: government sponsored lotteries, internet games, and digital greetings.

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of December 31, 2003 and for the three and six months ended December 31, 2003 and 2002, are unaudited.  The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2003.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,341,230 for the six months ended December 31, 2003. Current liabilities of $2,343,648 at December 31, 2003 exceed current assets of $2,214,208 at by $129,440. Total assets at December 31, 2003 of $3,834,459 exceed total liabilities of $3,125,026.

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by (i) integrating the Games.com assets, see Note F and (ii) by obtaining a license to sell lottery tickets online and (iii) if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, integrate the Games.com assets, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters raise substantial doubt about our ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Source

Total revenues for the three and six months ended December 31, 2003 and 2002 are as follows:

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$38,468	39%	$51,185	93%
2. Lotteries	60,411	61%	3,741	7%
Total	$98,879	100%	$54,926	100%

	Six Months Ended December 31, 2003		Six Months Ended December 31, 2002
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$90,495	48%	$97,767	96%
2. Lotteries	99,657	52%	3,741	4%
Total	$190,152	100%	$101,508	100%

Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company’s outstanding stock options and warrants are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

Reclassifications

Certain accounts in the prior years’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported net loss.

Stock Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.  The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Six Months Ended
	December 31,
	2003	2002

Net loss as reported	$1,341,230	$1,400,686

Less: stock-based employee compensation expense determined under the intrinsic value method	--	(22,500)
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	32,750	30,417

Compensation for variable stock options	--	--

Pro forma loss	$1,373,980	$1,408,603

Pro forma loss per share- Basic and diluted	$(0.08)	$(0.06)

Pro forma Information

The fair value for the fiscal 2004 and 2003 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.

Assumptions	2004	2003

Risk-free rate	4.0%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	314.4%	176.7%

Average life	1.4 years	1.2 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

In December 2000 Gamebanc extended the expiration date of 430,600 stock options from dates ranging from April 2002 through November 2002 to January 2004.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of our common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FASB Interpretation No. 44 (“FIN 44”) such options became subject to variable accounting treatment.  At December 31, 2003, the fair value of our common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the stock option transactions for the six months ended December 31, 2003 and 2002:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at June 30, 2002	3,295,100	$ 1.08
Granted	110,000	$2.54
Exercised	--
Terminated	--
Options outstanding at December 31, 2002	3,405,100	$1.13

Options outstanding at June 30, 2003	3,291,100	$ 0.98
Granted	316,500	.$0.75
Exercised	--
Terminated	309,000	$.08

Options outstanding at December 31, 2003	3,298,600	$1.04

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $2.25	3,298,600	1.4 years	2,958,600	$0.98

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on the Company financial statements has not been significant.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company’s financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the begriming of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

NOTE D - CONVERTIBLE PROMISSORY NOTES

From March 2003 through June 2003, the Company issued $662,500 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into one (1) shares of common stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

During March 2003, the Company issued $175,000 in Promissory Notes (the “March Notes”).  The fair value of the Company’s common stock exceeded the conversion price of the March Notes at the date of issuance.  Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $88,000.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the six months ended December 31, 2003 the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $27,000.

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

NOTE E- LITIGATION AND CONTINGENCIES

The Company entered into a settlement agreement with Bingo, Inc. (“Bingo”) on October 8, 2003, whereby Bingo has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty (50) year royalty agreement whereby the Company will pay Bingo a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.

A former employee and manager of Gamebanc's Gameland.com site sued Gamebanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against Gamebanc in the amount $99,000.  Such amount is included accrued litigation settlement at December 31, 2003. On August 27, 2003 the Company filed a law suit against Toadgames, Inc. case number A0304323 a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

In the ordinary course of conducting its business, the Company may become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE F – STOCKHOLDERS’ EQUITY

On August 26, 2003, Bingo, Inc. a shareholder exchanged 850,000 warrants to acquire GameBanc stock for 175,000 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the six months ended December 31, 2003 the Company issued 406,648 shares of Games, Inc. common stock in settlement of the Lottoballs obligation. Pursuant to the settlement agreement the stock was to be issued based upon the closing price of the Company’s common stock on July 31, 2003 which was $0.41 per share.

During the six months ended December 31, 2003 Games, Inc. issued 1,367,000 shares of common stock for $583,500 in cash proceeds.

During the six months ended December 31, 2003 Games, Inc. issued 1,000,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchanged for $500,000 in deferred and accrued salary to the officers of the Company. As of December 31, 2003 169,500 are not outstanding until they are earned by the Executive.

During the six months ended December 31, 2003 Games, Inc. issued 4,472 shares of common stock for $1,610 in payment of a note payable.

During the six months ended December 31, 2003 Games, Inc. issued 80,000 shares of common stock for consulting services to the Company with an estimated fair value of $25,350.

On January 12, 2004 Games, Inc. issued 400,000 shares of its common stock to Chicago West Pullman, LLC (“CWP”) a related party and stockholder for their participation in concluding the deal with Atari, (See Note G). The estimated fair value of the services was $200,000.

On October 20, 2003 Games, Inc. issued 1,100 (valued at $110,000) shares of series A preferred shares in exchange for 32,331 shares of Games, Inc. common stock. The stock is redeemable at the Company’s option.

On December 31, 2003, the Company issued 30,250 shares of Series AA Convertible Redeemable Preferred Stock (“Series AA”) to Atari, Inc. in connection with an asset purchase agreement, license and royalty agreement (See Note G).  The Series AA become redeemable on March 29, 2004 at the option of the holder at a redemption price of $100 per share (“Redemption Price”). On December 31, 2004 and 2005 10,000 shares of Series AA become redeemable at the Redemption Price. In addition the holder may at any time after March 29, 2004 through December 31, 2004 convert 10,250 shares of the Series AA into shares of the Company’s common stock at a conversion price of $2.50 per share.  On December 31, 2004 through December 31, 2005 an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $6.00 per share.  On December 31, 2005 through December 31, 2006 an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $7.20 per share.  In addition the Company may call the Series AA preferred stock at any time after March 29, 2004 at the redemption price.

No underwriter was engaged in connection with the foregoing sales of securities.

NOTE G – ASSET PURCHASE, LICENSE AND ROYALTY AGREEMENT

On December 31, Games entered into an asset purchase agreement, license and royalty agreement to (i) purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA preferred stock. (ii) five (5) year royalty agreement payable in 20,000 (valued at $2,000,000) shares of Series AA Preferred Stock and the Company is committed to minimum royalty payments over the five year term of the agreement of $5 million dollars. Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the prepaid royalty and (b) royalties that the Company pay, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company  may not recoup any prepaid royalty  On net sales of Licensed Products developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

The purchase is scheduled to close on or before March 31, 2004 upon Atari’s redemption of or conversion of the 10,250 Series AA Preferred Stock for $1,025,000 into 410,000 shares of Games, Inc. common stock at $2.50 per share. Games is committed to paying to Atari, Inc. $3,000,000 in additional pre-paid royalties on or before March 31, 2004. Such Payments have been guaranteed by CWP. However there can be no assurance the above transaction will be completed.

As part of this transaction, Games, Inc. will also be granted digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and the classic Atari games.

Games.com has begun to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  Re-launch of the upgraded site is scheduled for spring 2004.

Games will also create a premium service on a subscription basis which will include a revamped ability to chat with other players, maintain scores, ranks, and to participate in tournaments based on widely recognized Hasbro catalog of games which include MONOPOLY, CLUE, SCRABBLE, and RISK, for prizes. The revenue strategy for Games.com includes pay for play on demand gaming, e-commerce, sponsorships and individual subscriptions.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for the historical information contained herein, the following discussion and analysis in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results, including those set forth under “Cautionary Statement” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW AND RECENT DEVELOPMENTS

Games, Inc. (or the “Company or Games”) operates in three allied areas of interactive entertainment:  Government Sponsored Lotteries, Internet Games and Digital Greetings. The Company has developed an online Lottery ticket sales system that is ready to deploy when the state Lotteries allow for the purchase of Lottery tickets online.

Our principal business is providing subscribers with access to entertaining proprietary content via the Internet. Over its four websites the Company currently displays over 25,800,000 page views and provides 3,800,000 user sessions per month. Games.com displays approximately 8,000,000 page views and averages approximately 390,000 unique visitors to the site each day.

We currently own and operate leading games and entertainment sites that include:

-Games.com

-Lottery.com

-GameLand.com

-SkillMoney.com

-Cards.com

Our business focus is as a software developer creating online lottery games and skill based games that can be played over the Internet and has developed an on-line Lottery ticket sales system. State Lotteries have been slow adopters of Internet Lottery ticket sales, although recent state budget deficits are providing an opening to re-visit on-line Lottery ticket sales. Management estimates that online Lottery ticket sales will create additional 12 to 15% incremental Lottery sales through expanded markets and additional marketing opportunities. Management has focused more of our attention on the games business in general, while never losing sight of our ultimate goal of being an electronic Lottery retailer. We have Lottery Online database management contracts with Maryland and Ohio Lotteries. Our online Lottery ticket sales and management system will allow the subscriber to automate and manage the purchase of online tickets based on their personal criteria. We have recently started using some features of the on-line Lottery ticket software to offer Lottery Ticket Clubs to our subscribers.

As it became evident the Internet Lottery ticket sales were not going to happen as rapidly as we had anticipated, we focused more of our attention on the games business in general, never losing sight of our ultimate goal of being an electronic lottery retailer.

Asset Purchase Agreement

On December 31, 2003 we entered into an asset purchase agreement, license and royalty agreement to purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of series AA Preferred Stock.  The purchase is scheduled to close on or about March 31, 2004 upon Atari’s redemption of the preferred stock or conversion to 410,000 shares of Games, Inc. common stock at $2.50 per share. We are committed to paying to Atari, Inc. $3,000,000 in cash for additional pre-paid royalties on or before March 31, 2004.

The Company is committed to minimum royalty payments over the five year term of the agreement of $5 million dollars. Royalties are subdivided into two types:  (i) royalties against which we may recoup against the prepaid royalty and (ii) royalties that the Company pay, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not recoup any prepaid royalty.  On net sales of Licensed Products developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

As part of this transaction, Games, Inc. will also be granted digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and the classic Atari games.

Games.com has begun to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  Re-launch of the upgraded site is scheduled for spring 2004.

At its re-launch, Games.com will allow visitors to play more than 30 online games based on the classic branded properties, some of which include MONOPOLY, CLUE, SCRABBLE, ASTEROIDS, and RISK. In addition, visitors to the site can find news, information, tips and hints about games featured on Games.com.

Games will also create a premium service on a subscription basis which will include a revamped ability to chat with other players, maintain scores, ranks, and to participate in tournaments based on widely recognized Hasbro catalog of games for prizes. The revenue strategy includes pay for play on demand games, e-commerce, sponsorships and individual subscriptions.

Our continued expansion of the Online Gaming market with the acquisition of Games.com will place the Company in the top ten of games entertainment sites as well as enhance the visibility of its two existing premier properties in their respective online gaming categories, Gameland.com and SkillMoney. Games.com, combined with our other gaming related properties, have over 7 million registered users and our internally generated statistics indicate we will average approximately 4,000,000 unique visitors a month to our three games web sites. The online gaming market has become one of the hottest and fastest growing areas of Internet commerce. Online gaming revenue is projected to increase at a rate of 138% between 2000 and 2005, and online gaming revenue is projected to exceed $5.5 billion by 2005 according to the research firm Datamonitor. Research firm DFC Intelligence predicts that there will be 114 million online gamers by 2006, and the total number of online games played will reflect a six-fold increase over current activity levels

The Company currently has an expanding portfolio of over 100 proprietary shockwave game engines that we use for our own sites as well as providing game packages for other major websites such as MSNBC. Games.com add approximately 40 branded games bring the total games portfolio to over 140 games.

The Company operates a digital greeting card site, which offers both free and subscription based cards from www.Cards.com.  The Company also operates a website called ww.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

REVENUE

Revenue of $98,979 for the three months ended December 31, 2003 was $44,053 or approximately 80% more than the same period in the prior year.  The increase is due to $56,670 earned from the sale of lottery subscriptions and services and decreased advertising revenues of approximately $12,717.

COSTS AND EXPENSES

During the three months ended December 31, 2003, the cost of revenues of $18,145 was approximately 54% more than the $11,771 for the three months ended December 31, 2002. The cost of revenues increased due to increased hosting and bandwidth cost, gross margins increased by approximately 87% due primarily to increased sales of lottery subscriptions.

The Company incurred operating expenses of $705,332 for the three months ended December 31, 2003. This represents an increase of $97,489 or approximately 16% compared to the operating expenses in the three months ended December 31, 2002 of $607,843. The increase of approximately $100,000 was attributed to professional and legal fees incurred in acquisitions and in our efforts to initiate the sale of lottery tickets on the Internet. The balance relating to payroll related costs and increased health insurance.

Depreciation and amortization decreased approximately $13,652 or 5% during the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This increase was primarily due to reclassifying some assets to a shorter expected useful life of some assets.

Interest expense increased from $15,926 to $29,883 or approximately 88% due to increased debt, principally due to the addition of notes payable and convertible notes payable.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

REVENUE

Revenue of $190,152 for the six months ended December 31, 2002 was $88,644 or 87% higher than the same period in the prior year.  The increase is due to increased sales of Lottery subscriptions and Lottery related revenues which accounted for approximately $95,916 of the increased revenues, with advertising revenues being down approximately $7,272 from the same period in the prior year.

COSTS AND EXPENSES

During the six months ended December 31, 2003, the cost of revenues of $40,025 was $13,693 or 52% more than the six months ended December 31, 2002. The increase in cost of sales was primarily attributable to increased bandwidth cost relating to increased activity on the web sites. The Company incurred operating expenses of $1,431,695 for the six months ended December 31, 2003.  This represents a decrease of $15,260 or approximately 1% compared to the operating expenses of $1,446,955 during the six months ended December 31, 2002. The decrease was primarily attributed to a reduction in employee related costs.

Depreciation and amortization decreased $20,743 during the six months ended December 31, 2003 compared to the six months ended December 31, 2002. The decrease is due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets and reduced impairment of intangibles compared to the prior period.

Interest expense increased from $28,907 to $59,662 or approximately 106% due to increased debt, principally due to note payable in connection with cards.com.

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond our control.  The following statement highlights some of these risks.

Statements contained in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained.  Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations include, among others: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not achieve our plan; we have capital requirements to fund our operations, and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and services and incorporate rapidly developing technologies into our products and services, our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances upon which any forward-looking statement is based.

LIQUIDITY AND CAPITAL RESOURCES

Our success is highly dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing from related parties as may be required, and ultimately to attain profitability.  Management expects to need and be able to attract additional capital for its operations.  However, there can be no assurance that management’s plans will be executed as anticipated.

At December 31, 2003, the Company had a cash balance of $155,645 compared to $9,563 at December 31, 2002. Current liabilities at December 31, 2003 were $2,343,648 with current assets of $2,214,208. Total assets at December 31, 2003 were $3,834,459 with total liabilities of $3,125,026.

Net cash used by operating activities was $491,632 for the six months period ended December 31, 2003 compared to $521,676 net cash used for the six month period ended December 31, 2002, an decrease of $.30,045. The cash used by operating activities during the six months ended December 31, 2003 was primarily related to a net loss of $1,341,230. This partially offset by depreciation and amortization of $533,102, amortization of interest and debt discount of $36,791. The cash used by operating activities during the six months ended December 31, 2002 was primarily related to a net loss of $1,400,686, partially offset by depreciation and amortization of $532,081, an increase in accounts payable and accrued liabilities of $192,821 and common stock issued for services of $85,643.

Cash flows from investing activities for the period ended December 31, 2003 was $300 compared to $3,930 for the six months ended December 31, 2002.

Cash provided by financing activities of $647,577 for the six months ended December 31, 2003 included proceeds from the issuance of common stock of $583,500, issuance of $71,810 convertible notes and issuance of notes payable of $175,000. This was offset by a decrease of capital lease obligation of $87,541 and repayment to related party of $60,192.

Under the asset purchase agreement and license and royalty agreement Games is committed to paying Atari, Inc. $3,000,000 in cash for prepaid royalties on or before March 31, 2004. We are seeking investment from outside the Company to complete this transaction. Chicago West Pullman, LLC has given Atari their guarantee to complete the funding if Games is unsuccessful in finding a suitable investor prior to March 31, 2004.

Unless and until its revenue stream matures, we recognize that we will likely not have sufficient cash resources to fund its operations through the end of fiscal 2004.  The Company must be able to close on additional financing transactions to fund ongoing operations.  We might be required to obtain financing on terms that are not favorable to us and our shareholders.  The Company received a going concern opinion from its independent Auditor on its June 30, 2003 audited financial statements.

If the Company is unable to obtain additional financing when needed, it may be required to shutdown, delay or scale back product development and marketing programs in order to meet its short-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond our control.  The following statement highlights some of these risks.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2003.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid and accrued on our liabilities at December 31, 2003. On August 27, 2003 the Company filed a law suit against Toadgames, Inc., case number A0304323 a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated our trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued the following securities during the six months ended December 31, 2003. The proceeds were used for operating and acquisition purposes:

On August 26, 2003, Bingo, Inc. a shareholder exchanged 850,000 warrants to acquire GameBanc stock for 175,000 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the six months ended December 31, 2003 the Company issued 406,648 shares of Games, Inc. common stock in settlement of the Lottoballs obligation. Pursuant to the settlement agreement the stock was to be issued based upon the closing price of the Company’s common stock on July 31, 2003 which was $0.41 per share.

During the six months ended December 31, 2003 Games, Inc. issued 1,367,000 shares of common stock for $583,500 in cash proceeds.

During the six months ended December 31, 2003 Games, Inc. issued 1,000,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchanged for $500,000 in deferred and accrued salary to the officers of the Company. As of December 31, 2003 169,500 are not outstanding until they are earned by the Executive.

During the six months ended December 31, 2003 Games, Inc. issued 4,472 shares of common stock for $1,610 in payment of a note payable.

During the six months ended December 31, 2003 Games, Inc. issued 80,000 shares of common stock for consulting services to the Company with a fair value of $25,350.

On January 12, 2004 Games, Inc. issued 400,000 shares of its common stock to Chicago West Pullman, LLC (“CWP”) a related party and stockholder for their participation in concluding the deal with Atari, (See Note G). The estimated fair value of the services was $200,000.

On October 20, 2003 Games, Inc. issued 1,100 (valued at $110,000) shares of series A preferred shares in exchange for 32,331 shares of Games, Inc. common stock. The stock is redeemable at the Company’s option.

On December 31, 2003, the Company issued 30,250 shares of Series AA Convertible Redeemable Preferred Stock (“Series AA”) to Atari, Inc. in connection with an asset purchase agreement, license and royalty agreement (See Note G).  The Series AA become redeemable on March 29, 2004 at the option of the holder at a redemption price of $100 per share (“Redemption Price”). On December 31, 2004 and 2005 10,000 shares of Series AA become redeemable at the Redemption Price. In addition the holder may at any time after March 29, 2004 through December 31, 2004 convert 10,250 shares of the Series AA into shares of the Company’s common stock at a conversion price of $2.50 per share.  On December 31, 2004 through December 31, 2005 an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $6.00 per share.  On December 31, 2005 through December 31, 2006 an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $7.20 per share.  In addition the Company may call the Series AA preferred stock at any time after March 29, 2004 at the redemption price.

No underwriter was engaged in connection with the foregoing sales of securities.

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

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

On December 1, 2003 the Company reported on Form 8-K Games, Inc. issued a press release announcing the filing or its first quarter operating results.

On December 17, 2003, the Company reported on Form 8-K, that On December 16, Games, Inc. issued a news release announcing the engagement of Wellfleet Partners, Inc. to assist the Company with its investment banking strategies.

#

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended December 31, 2003.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  February 11, 2004

#

Exhibit 31.1

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

Date:  February 11, 2004

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

#

Exhibit 31.2

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

Date:  February 11, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

February 11, 2004

#

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

February 11, 2004

#