Form 10QSB
period 2004-03-31
GAMES INC
filed 2004-05-11
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes (X)

No ( )

As of May 3, 2004 there were 21,744,950 shares of the issuer’s Common Stock, $.001 par value per share, issued with 21,261,450 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No (X)

#

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART 1 – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

17

OVERVIEW AND RECENT DEVELOPMENTS

17

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004

COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

19

REVENUE

20

COSTS AND EXPENSES

20

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2004

COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

20

REVENUE

20

COSTS AND EXPENSES

20

LIQUIDITY AND CAPITAL RESOURCES

21

ITEM 3. CONTROLS AND PROCEDURES

23

PART 2 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

25

ITEM 5.  OTHER INFORMATION

25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

26

SIGNATURES

27

#

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
March 31, 2004
(unaudited)
Assets

Current assets

Cash	$ 40,448
Accounts receivable – trade	49,705
Prepaid expenses and other current assets	69,012
Prepaid royalties	1,000,000
Deposit on asset purchase	1,025,000
Total current assets	2,184,165

Property, equipment and software, net	221,068
Prepaid royalties - long-term portion	1,000,000
Intangibles, net of amortization	385,947
Total assets	$3,791,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
March 31, 2004
(unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities
Current maturities of long-term debt	$ 521,250
Accounts payable and accrued liabilities	1,097,873
Accrued litigation settlements	153,500
Accrued officer salaries	530,230
Due to related parties	59,233
Total current liabilities	2,362,086

Long term debt, net current maturities	79,096
Convertible promissory notes	245,200
Total liabilities	2,686,382

Commitments and contingencies

Series AA Convertible Redeemable Preferred stock,
$100 stated value; 30,250 shares authorized issued and outstanding (liquidation
Preference of $3,025,000)	3,025,000

Stockholders' deficiency
Series A Preferred stock, $.001 par value, 10,000,000 shares
Authorized; 1,110 issued and outstanding	1
Common stock, $.001 par value; 40,000,000 shares authorized;
21,744,950 shares issued and 21,261,450 outstanding	21,745
Additional paid-in capital	35,075,014
Deferred compensation	(74,502)
Accumulated deficit	(36,899,156)
Less treasury stock, at cost, 14,500 shares	(43,304)
Total stockholders’ deficiency	(1,920,202)

Total liabilities and stockholders’ deficiency	$ 3,791,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003

Revenues	$ 165,117	$ 53,771	$ 355,269	$ 155,277
Cost of revenues sold	31,683	33,777	71,708	60,109
Gross profit	133,434	19,994	283,561	95,168

Operating expenses
Sales, general and administrative	649,465	506,596	1,556,683	1,383,969
Stock based compensation	420,750	1,515,750	420,750	1,553,250
Depreciation of property, equipment
and software	160,237	156,212	496,054	470,265
Amortization of intangibles	171,978	106,650	369,263	324,678
Total operating expenses	1,402,430	2,285,208	2,842,750	3,732,162
Operating loss	(1,268,996)	(2,265,214)	(2,559,189)	(3,636,994)

Interest expense	(60,967)	(8,253)	(120,629)	(37,161)
Net loss	$ (1,329,963)	$(2,273,467)	$(2,679,818)	$ (3,674,155)

Weighted average common shares
outstanding-basic and diluted	20,186,597	16,353,724	18,070,569	15,179,731

Net loss per share - basic and diluted	$ (0.07)	$ (0.14)	$ (0.15)	$ (0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine months ended	Nine months ended
	March 31,2004	March 31,2003
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net cash used in operating activities	$(1,076,121)	$(1,016,149)

Cash flows from investing activities:
Acquisition of property and equipment	(13,406)	(5,897)

Cash flows from financing activities:
Repayments of capital lease obligations	(100,515)	(21,426)
Borrowings (repayments) on long-term debt	175,000	275,000
Proceeds from issuance of convertible notes	35,000	--
Increase (decrease) in due to related parties	(68,010)	132,814
Proceeds from issuance of stock	1,088,500	761,500
Purchase of treasury stock	--	(43,304)
Net cash provided by financing activities	1,129,975
		1,104,584

Net increase in cash	40,448	82,538
Cash at beginning of period	-	16,513
Cash at end of period	$ 40,448	$ 99,051

Cash paid for:
Interest	$ 11,294	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

#

Games, Inc. and Subsidiary
Consolidated Statements of Cash Flow - continued
	Nine months ended	Nine months ended
	March 31,2004	March 31,2003
	(unaudited)	(unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ 165,000	$ 0

Common stock issued to settle note payable	$ 1,610	$ 0

Common stock issued for services	$ 260,000	$ 0

Common stock issued to settle accounts payable	$ 0	$ 25,499

Common stock issued for deferred compensation plan	$ 415,250	$ 0

Series AA Convertible Redeemable Preferred stock issued for prepaid royalties	$2,000,000	$ 0

Series AA Convertible Redeemable Preferred stock issued for deposit on acquisition	$1,025,000	$ 0

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

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of March 31, 2004 and for the three and Nine months ended March 31, 2004 and 2003, are unaudited.  The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2003.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,679,818 for the nine months ended March 31, 2004. Current liabilities of $2,362,086 at March 31, 2004 exceed current assets of $2,184,165 by $177,921. At March 31, 2004 the Company has a stockholders’ deficiency in the amount of $1,920,202

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by (i) integrating the Games.com assets, (see Note G) and (ii) obtaining a license to sell lottery tickets online and (iii) if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, integrate the Games.com assets, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

NOTE C – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Sources

Total revenues for the three and nine months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31, 2004		Three months ended March 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$ 94,584	57%	$42,716	79%
2. Lotteries	70,533	43%	11,055	21%
Total	$165,117	100%	$53,771	100%

	Nine months ended March 31, 2004		Nine months ended March 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Internet advertising	$190,565	54%	$128,523	83%
2. Lotteries	164,704	46%	26,754	17%
Total	$355,269	100%	$155,277	100%

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

The following equity securities are not reflected in dilute loss per share because their effects would be anti-dilutive:

	March 31, 2004	March 31, 2003
Options	3,488,500	3,291,100
Warrants	--	750,000
Series AA Preferred Stock	715,544	--

Total	4,204,044	4,041,100

Accordingly, basic and diluted loss per share are identical.

Reclassifications

Certain accounts in the prior years’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported net loss.

Stock Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.  The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Nine months ended
	March 31,
	2004	2003

Net loss as reported	$2,679,818	$ 3,674,155

Less: stock-based employee compensation expense determined under the intrinsic value method	--	(56,250)
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	22,250	106,425

Compensation for variable stock options	(420,750)	(1,497,000)

Pro forma loss	$2,281,318	$ 2,227,330

Pro forma loss per share- Basic and diluted	$ (0.15)	$ (0.45)

Pro forma Information

The fair value for the fiscal 2004 and 2003 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.

Assumptions	2004	2003

Risk-free rate	4.0%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	272.0%	176.7%

Average life	1.49 years	1.2 years

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

In December 2000 Gamebanc extended the expiration date of 430,600 stock options from dates ranging from April 2002 through November 2002 to January 2004.  In December 2000, the Company re-priced options to purchase approximately 2,800,000 shares of our common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FASB Interpretation No. 44 (“FIN 44”) such options became subject to variable accounting treatment.  At March 31, 2004, the fair value of our common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the stock option transactions for the nine months ended March 31, 2004:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at June 30, 2002	3,295,100	$1.08
Granted	110,000	2.54
Exercised	--
Terminated	--
Options outstanding at March 31, 2003	3,405,100	1.13

Options outstanding at June 30, 2003	3,291,100	0.98
Granted	316,500	0.75
Exercised	--
Terminated	309,000.08

Options outstanding at March 31, 2004	3,298,600	$1.04

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $2.25	3,298,600	1.4 years	2,958,600	$0.98

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement on the Company financial statements has not been significant.

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

#

NOTE D - CONVERTIBLE PROMISSORY NOTES

From March 2003 through June 2003, the Company issued $662,500 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into one (1) share of common stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

During March 2003, the Company issued $175,000 in Promissory Notes (the “March Notes”).  The fair value of the Company’s common stock exceeded the conversion price of the March Notes at the date of issuance.  Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $88,000.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the nine months ended March 31, 2004, the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $72,000.

During July 2003 the Company issued a $35,000 5% convertible promissory note. The promissory note including accrued interest is convertible into one (1) shares of common stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.  Since the fair value of the Company’s common stock was less than one dollar, the promissory note did not have any beneficial conversion feature.

During the nine months ended March 31, 2004 Games, Inc. issued 510,454 shares of common stock to convert notes payable and accrued interest of $510,454. In the nine months ended March 31, 2004 we reclassified $35,200 from long term notes payable to convertible notes payable.

NOTE E- LITIGATION AND CONTINGENCIES

The Company entered into a settlement agreement with Bingo, Inc. (“Bingo”) on October 8, 2003, whereby Bingo has agreed to relinquish all of its rights and ownership of the domain name Lottery.com in exchange for a fifty (50) year royalty agreement whereby the Company will pay Bingo a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the royalty agreement the Company must pay minimum royalties of $72,000 per annum.  During the nine months ended March 31, 2004, the Company recorded a charge to sales, general and administrative expenses in the amount of $12,000.

A former employee and manager of Gamebanc's Gameland.com site sued Gamebanc in Virginia District Court for bonus payments under his employment agreement.  The employee obtained a default judgment against Gamebanc in the amount of $99,000.  Such amount is included in accrued litigation settlement at March 31, 2004.

On August 27, 2003, the Company filed a law suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

In the ordinary course of conducting its business, the Company may become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.  Therefore the Company has not recorded any adjustments in its condensed consolidated financial statements in response to these matters.

NOTE F – STOCKHOLDERS’ EQUITY

On August 26, 2003, Bingo, Inc., a shareholder, exchanged 850,000 warrants to acquire GameBanc stock for 175,000 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the nine months ended March 31, 2004 the Company issued 406,648 shares of Games, Inc. common stock in settlement of the Lottoballs obligation. Pursuant to the settlement agreement the stock was to be issued based upon the closing price of the Company’s common stock on July 31, 2003 which was $0.41 per share.

During the nine months ended March 31, 2004 Games, Inc. issued 2,377,000 shares of common stock for $1,088,500 in cash proceeds.

During the nine months ended March 31, 2004 Games, Inc. set aside 320,000 shares of common stock for the Company’s Directors to purchase at $0.50 per share.  As of March 31, 2004, the 320,000 shares are not considered outstanding.

During the nine months ended March 31, 2004 Games, Inc. issued 1,000,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $500,000 in deferred and accrued salary to the officers of the Company. As of March 31, 2004, 149,000 are not outstanding until they are earned by the Executive.

During the nine months ended March 31, 2004 Games, Inc. issued 4,472 shares of common stock for $1,610 in payment of a note payable.

During the nine months ended March 31, 2004 Games, Inc. issued 260,000 shares of common stock for various consulting services to the Company with an estimated fair value of $112,850.

On January 12, 2004, Games, Inc. issued 400,000 shares of its common stock to Chicago West Pullman, LLC (“CWP”), a related party and stockholder, for their participation in concluding the deal with Atari, (See Note G). The estimated fair value of the services was $200,000.

On October 20, 2003 Games, Inc. issued 1,100 shares of series A preferred shares (valued at $110,000) in exchange for 32,331 shares of Games, Inc. common stock. The stock is redeemable at the Company’s option.  Board of Directors hereby established a series of 10,000 shares of the authorized Preferred Stock of the Corporation to be designated as Series A Preferred Stock, par value $.001 per share.

On December 31, 2003, the Company issued 30,250 shares of Series AA Convertible Redeemable Preferred Stock (“Series AA”) to Atari, Inc. in connection with an asset purchase agreement, license and royalty agreement (See Note G).  As discussed in Note G, both the Company and Atari issued a notice of default.  The Series AA became redeemable on March 29, 2004 at the option of the holder at a redemption price of $100 per share (“Redemption Price”). On December 31, 2004 and 2005, 10,000 shares of Series AA become redeemable at the Redemption Price. In addition, the holder may at any time after March 29, 2004 through December 31, 2004 convert 10,250 shares of the Series AA into shares of the Company’s common stock at a conversion price of $2.50 per share.  On December 31, 2004 through December 31, 2005, an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $6.00 per share.  On December 31, 2005 through December 31, 2006 an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $7.20 per share.  In addition the Company may call the Series AA preferred stock at any time after March 29, 2004 at the redemption price.  As discussed in Note G, both the Company and Atari issued a notice of default.

No underwriter was engaged in connection with the foregoing sales of securities.

NOTE G – ASSET PURCHASE, LICENSE AND ROYALTY AGREEMENT

On December 31, 2003, Games entered into an asset purchase agreement, license and royalty agreement to (i) purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA preferred stock and (ii) five (5) year royalty agreement payable in 20,000 shares of Series AA Preferred Stock valued at $2,000,000 and the Company is committed to minimum royalty payments over the five year term of the agreement of $5,000,000. Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the prepaid royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not recoup any prepaid royalty.  On net sales of Licensed Products developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2004. The event of default was called on Atari pertaining to our property and rights with respect to the Games.com licenses, as they pertain to other games being distributed in the market by Atari.

Games believes that these are business issues that can be worked out between the parties although we are  prepared to take steps to affirm our legal rights and any damages that we may have sustained.

Pursuant to the default, Games has refused to pay the additional $3 million in advance royalties on these licenses and has held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.  The payments will be made upon Games and Atari mutually agreeing to a satisfactory resolution of the above and after launch of the new site which is currently scheduled for third week in May 2004. Atari has given Games notice of redemption of 10,250 Series AA Preferred Stock for $1,025,000. Games is also committed to paying to Atari, Inc. $3,000,000 in additional pre-paid royalties subject to satisfactory resolution to the notice of default. Such Payments have been guaranteed by CWP. However there can be no assurance the above transaction will be completed.

On May 3, Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non redemption of the 10,250 preferred shares of Games, Inc. preferred stock. The parties are discussing and expect to come to mutually agreeable terms.

As part of this transaction, Games, Inc. will also be granted digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and the classic Atari games.

#

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

OVERVIEW AND RECENT DEVELOPMENTS

Games, Inc. (or the “Company” or “Games”) operates in three allied areas of interactive entertainment:  Government Sponsored Lotteries, Internet Games and Digital Greetings. The Company has developed an online Lottery ticket sales system that is ready to deploy when the state Lotteries allow for the purchase of Lottery tickets online.

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

As it became evident the Internet Lottery ticket sales were not going to happen as rapidly as anticipated, we focused more of our attention on the games business in general, never losing sight of our ultimate goal of being an electronic lottery retailer.

Asset Purchase Agreement

On December 31, 2003, we entered into an asset purchase agreement, license and royalty agreement to purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of series AA Preferred Stock.  The purchase was scheduled to be completed upon Atari’s redemption of the preferred stock or conversion to 410,000 shares of Games, Inc. common stock at $2.50 per share. We are also committed to paying to Atari, Inc. $3,000,000 in cash for additional pre-paid royalties.

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2004. The event of default called on Atari, pertained to our property and rights with respect to the Games.com licenses, as they pertain to other games being distributed in the market by Atari.

Games believes that these are business issues that can be worked out between the parties we are also prepared to take steps to affirm our legal rights and any damages that we may have sustained.

Games has refused to pay the additional $3 million in advance royalties on these licenses and have held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.  The purchase is scheduled to complete upon Games and Atari mutually agreeing upon resolution and the above and after launch of the new site which is currently scheduled for third week in May 2004.

On May 3, Atari issued to Games, Inc. a notice of default regarding the non payment of  the $3,000,000 and non redemption of the 10,250 preferred shares of Games, Inc. preferred stock. The parties are discussing and expect to come to mutually agreeable terms.

The Company is committed to minimum royalty payments over the five year term of the agreement of $5,000,000. Royalties are subdivided into two types:  (i) royalties against which we may recoup against the prepaid royalty and (ii) royalties that the Company pay, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not recoup any prepaid royalty.  On net sales of Licensed Products developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

#

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

Our continued expansion of the Online Gaming market with the acquisition of Games.com will place the Company in the top ten of games entertainment sites as well as enhance the visibility of its two existing premier properties in their respective online gaming categories, Gameland.com and SkillMoney. Games.com, combined with our other gaming related properties, have over 7 million registered users and our internally generated statistics indicate we will average approximately 4,000,000 unique visitors a month to our three games web sites. The online gaming market has become one of the hottest and fastest growing areas of Internet commerce. Online gaming revenue is projected to increase at a rate of 138% between 2000 and 2005, and online gaming revenue is projected to exceed $5.5 billion by 2005 according to the research firm Datamonitor. Research firm DFC Intelligence predicts that there will be 114 million online gamers by 2006, and the total number of online games played will reflect a six-fold increase over current activity levels.

The Company currently has an expanding portfolio of over 100 proprietary shockwave game engines that we use for our own sites as well as providing game packages for other major websites such as MSNBC. Games.com adds approximately 40 branded games bringing the total games portfolio to over 140 games.

The Company operates a digital greeting card site, which offers both free and subscription based cards from www.Cards.com.  The Company also operates a website called www.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

#

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUE

Revenue of $165,117 for the three months ended March 31, 2004 was $111,346 or approximately 207% more than the same period in the prior year.  The increase is due to $45,820 earned from the sale of lottery subscriptions and services and increased advertising revenues of approximately $65,526.

COSTS AND EXPENSES

During the three months ended March 31, 2004, the cost of revenues of $31,683 was approximately 7% less than the $33,777 for the three months ended March 31, 2003. The cost of revenues decreased due to decreased hosting and bandwidth cost, gross margins increased by approximately $113,440 or 567% due primarily to increased sales of lottery subscriptions and increased advertising revenues.

The Company incurred operating expenses of $1,402,430 for the three months ended March 31, 2004. This represents a decrease of $882,778 or approximately 39% compared to the operating expenses in the three months ended March 31, 2003 of $2,273,467. The decrease is primarily due to a reduction of $1,095,000 in compensation expense from variable options and an increase of approximately $100,000 attributed to professional and legal fees incurred in acquisitions and in our efforts to initiate the sale of lottery tickets on the Internet.

Depreciation and amortization increased approximately $4,025 or 3% during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was primarily due to purchases of fixed assets and reclassifying some assets to a shorter expected useful life of some assets.

Interest expense increased from $8,253 to $60,967 or approximately 639% due to increased debt, principally due to the addition of notes payable and a charge for $45,000 for the beneficial conversion feature on convertible notes payable that converted to common stock during the period.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

REVENUE

Revenue of $355,269 for the nine months ended March 31, 2003 was $199,992 or 129% higher than the same period in the prior year.  The increase is due to increased sales of Lottery subscriptions and Lottery related revenues which accounted for approximately $137,950 of the increased revenues, with advertising revenues increasing  approximately $62,042 from the same period in the prior year.

COSTS AND EXPENSES

During the nine months ended March 31, 2004, the cost of revenues of $71,708 was $11,599 or 19% more than the nine months ended March 31, 2003. The increase in cost of sales was primarily attributable to increased bandwidth cost relating to increased activity on the web sites. The Company incurred selling, general and administrative expenses of $1,556,683 for the nine months ended March 31, 2004.  This represents an increase of $172,714 or  approximately 12% compared to the selling, general and administrative expenses of $1,383,969 during the nine months ended March 31, 2003. The increase was primarily attributed to legal and professional fees related to acquisition and SB-2 registration filings of approximately $129,000 over the same prior period.

Depreciation and amortization increased $25,789 during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. The increase is due primarily to a change in amortization periods for intangible assets from 20 to 5 years to reflect the decrease in the lives of such assets and reduced impairment of intangibles compared to the prior period.

Interest expense increased from $37,161 to $120,629 or approximately 225% due to increased debt, principally due to the addition of notes payable and a charge for $72,000 for the beneficial conversion feature on convertible notes payable that converted to common stock during the period.

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

At March 31, 2004, the Company had a cash balance of $40,448 compared to $99,051 at March 31, 2003. Current liabilities at March 31, 2004 were $2,362,086 with current assets of $2,184,165. Total assets at March 31, 2004 were $3,791,180 with total liabilities of $2,686,382.

Net cash used by operating activities was $1,076,121 for the nine month period ended March 31, 2004 compared to $1,016,149 for the nine month period ended March 31, 2003, an increase of $59,972. The cash used by operating activities during the nine months ended March 31, 2004 was primarily related to a net loss of $2,679,818. This amount was partially offset by depreciation and amortization of $865,317, amortization of interest and debt discount of $86,458 and stock compensation expense of $420,750. The cash used by operating activities during the nine months ended March 31, 2003 was primarily related to a net loss of $3,674,155, partially offset by depreciation and amortization of $865,317, stock compensation expense of $1,553,250, an increase in accounts payable and accrued liabilities of $165,298 and common stock issued for services of $111,142.

Net cash flows used in investing activities for the nine months ended March 31, 2004 was $13,406 compared to $5,897 for the nine months ended March 31, 2003.

Cash provided by financing activities of $1,129,975 for the nine months ended March 31, 2004 included proceeds from the issuance of common stock of $1,088,500 for cash and  issuance of 510,454 shares of common stock to convert $510,454 of convertible notes and accrued interest to common stock, issuance of $35,000 in convertible notes and issuance of notes payable of $175,000. This was offset by a decrease of capital lease obligation of $100,515 and repayment to related party of $68,010.

Under the asset purchase agreement and license and royalty agreement, Games is committed to paying Atari, Inc. $3,000,000 in cash for prepaid royalties. We are seeking investment from outside the Company to complete this transaction. Chicago West Pullman, LLC has given Atari their guarantee to complete the funding if Games is unsuccessful in finding a suitable investor.  See notice of default, Item 5.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2004.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc. None.

Current litigation of Games, Inc. subsidiary Gamebanc Corporation or its predecessor Lottery Channel, Inc.

Bingo Inc. v. The Lottery Channel, Inc.

Case Number C-1-02-002, United States District Court, Southern District of Ohio at Cincinnati, Suit filed January 2, 2002.

#

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid and accrued on our liabilities at March 31, 2004. On August 27, 2003 the Company filed a law suit against Toadgames, Inc., case number A0304323 a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated our trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued the following securities during the nine months ended March 31, 2004. The proceeds were used for operating and acquisition purposes:

On August 26, 2003, Bingo, Inc. a shareholder exchanged 850,000 warrants to acquire GameBanc stock for 175,000 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the nine months ended March 31, 2004, the Company issued 406,648 shares of Games, Inc. common stock in settlement of the Lottoballs obligation. Pursuant to the settlement agreement, the stock was to be issued based upon the closing price of the Company’s common stock on July 31, 2003, which was $0.41 per share.

During the nine months ended March 31, 2004 Games, Inc. issued 2,377,000 shares of common stock for $1,088,500 in cash proceeds.

During the nine months ended March 31, 2004 Games, Inc. issued 1,000,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $500,000 in deferred and accrued salary to the officers of the Company. As of March 31, 2004, 169,500 shares are not outstanding until they are earned by the Executive.

During the nine months ended March 31, 2004, Games, Inc. issued 4,472 shares of common stock for $1,610 in payment of a note payable.

During the nine months ended March 31, 2004, Games, Inc. issued 260,000 shares of common stock for consulting services to the Company with a fair value of $112,850.

On January 12, 2004 Games, Inc. issued 400,000 shares of its common stock to Chicago West Pullman, LLC (“CWP”), a related party and stockholder for their participation in concluding the deal with Atari, (See Note G). The estimated fair value of the services was $200,000.

On October 20, 2003, Games, Inc. issued 1,100 (valued at $110,000) shares of series A preferred shares in exchange for 32,331 shares of Games, Inc. common stock. The stock is redeemable at the Company’s option.

On December 31, 2003, the Company issued 30,250 shares of Series AA Convertible Redeemable Preferred Stock (“Series AA”) to Atari, Inc. in connection with an asset purchase agreement, license and royalty agreement (See Note G).  The Series AA become redeemable on March 29, 2004 at the option of the holder at a redemption price of $100 per share (“Redemption Price”). On December 31, 2004 and 2005, 10,000 shares of Series AA become redeemable at the Redemption Price. In addition, the holder may at any time after March 29, 2004 through December 31, 2004 convert 10,250 shares of the Series AA into shares of the Company’s common stock at a conversion price of $2.50 per share.  On December 31, 2004 through December 31, 2005, an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $6.00 per share.  On December 31, 2005 through December 31, 2006, an additional 10,000 shares of Series AA become convertible into shares of the Company’s common stock at a conversion price of $7.20 per share.  In addition, the Company may call the Series AA preferred stock at any time after March 29, 2004 at the redemption price.

No underwriter was engaged in connection with the foregoing sales of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, Games, Inc. called an event of default on Atari pertaining to our property and rights with respect to the Games.com licenses, as they pertain to other games being distributed in the market by Atari.

Games believes that these are business issues that can be worked out between the parties, we are also prepared to take steps to affirm our legal rights and any damages that we may have sustained.

Games has refused to pay an additional $3 million in advance royalties on these licenses and have held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.

On May 3, Atari issued to Games, Inc. a notice of default regarding the non payment of the $3,000,000 and non redemption of the 10,250 preferred shares of Games, Inc. preferred stock.

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

On December 1, 2003, the Company reported on Form 8-K Games, Inc. issued a press release announcing the filing of its first quarter operating results.

On December 17, 2003, the Company reported on Form 8-K, that on December 16, 2003, Games, Inc. issued a news release announcing the engagement of Wellfleet Partners, Inc. to assist the Company with its investment banking strategies.

#

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended March 31, 2004.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  May 10, 2004

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

Date:  May 10, 2004

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

Date:  May10, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

May 10, 2004

#

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

May 10, 2004

#