Form 10KSB
period 2004-06-30
GAMES INC
filed 2004-10-01
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB [].

The Registrant's revenue for its most recent fiscal year: $462,378

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 28, 2004 on the OTC Bulletin Board, was $12,683,416.

As of September 28, 2004 there were 25,748,332 shares of the Registrant's common stock outstanding.

GAMES, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

COMPETITION

10

ITEM 2.  DESCRIPTION OF PROPERTY

29

ITEM 3.  LEGAL PROCEEDINGS

30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

32

PART II

32

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

34

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

39

ITEM 7.  FINANCIAL STATEMENTS

43

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

44

ITEM 8A. CONTROLS AND PROCEDURES

44

PART III

44

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

44

ITEM 10.  EXECUTIVE COMPENSATION

47

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.

48

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

51

ITEM 13.  (a) & (b)  EXHIBITS AND REPORTS ON FORM 8-K

51

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

54

SIGNATURES

56

CERTIFICATIONS

57

INDEX TO FINANCIAL STATEMENTS

F-1

PART I

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

The Company is a technology company operating in the area of interactive entertainment, primarily focused on Government Sponsored Lotteries and Internet Games.

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features three community-focused online game sites with exclusive licenses to widely-known “classic games” from Hasbro™ and Atari™ that have been adapted for the internet, as well as proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also features a digital greeting card site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored Lotteries. Revenues are largely driven by online advertising and subscriptions; however proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions.

The Company currently owns and operates leading games and entertainment sites that include:

www.games.com, www.games.org, www.gameland.com, www.skillmoney.com, www.lottery.com, and www.cards.com.

Company Internet Site and Availability of SEC Filings.  Our corporate Internet site is www.gamesinc.net. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other reports we file electronically with the U.S. Securities and Exchange Commission (“SEC”). The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of this Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

HISTORY

Games, Inc. operates in the area of interactive entertainment primarily focused on Government Sponsored Lotteries and Internet Games.

The Company was incorporated on October 12, 2000 as AZ Acquisition Corp. under the laws of the State of Delaware.  In October of 2000 AZ Acquisition Corp. merged with Colley Corporation, an Arizona corporation.  The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley’s name to AZ Acquisition Corp. and modified Colley’s capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share.  On April 8, 2004 the Company amended to the certificate of incorporation to increase the common stock to 65,000,000 shares authorized and 20,000,000 preferred shares authorized.  Both classes of stock continue to have a par value of $0.001 per share.

The acquisition of Colley, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley was the accounting acquirer for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC, an Ohio limited liability company (CWP), acquired from controlling shareholders of Colley the 525,000 shares or 51.19% (issued on September 30, 2001) of the outstanding common stock of Colley in exchange for a cash payment of $25,000. CWP then became the sole member of the Board of Directors of Colley immediately following this transaction. On June 25, 2002, the Board of Directors of Colley agreed to exchange shares of Colley for shares of common stock of GameBanc Corporation ("GameBanc") on a one share for one share basis (the “First Exchange”).  Participants in the First Exchange, i.e., the controlling shareholders of GameBanc, exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 newly issued shares of Colley common stock, effecting a change in control.  The Company acquired a majority interest in GameBanc Corporation as a result of the First Exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for shares of common stock and of preferred stock of GameBanc Corporation (the “Second Exchange”).  The Second Exchange was conducted on the basis of one share of Colley common stock for one share of GameBanc common stock, and 50 shares of Colley common stock for one share of preferred stock of GameBanc.  The Second Exchange remained open until August 6, 2002.  Through August 12, 2002, 7,539,582 shares of additional stock were issued through the exchange.  The total issued and outstanding shares of Colley were 15,982,709 shares following the consummation of the exchange.

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

On September 16, 2002, Colley changed its name to Games, Inc.

Games operates a website called www.GameLand.com.  Gameland.com has a portfolio of over 120 proprietary shockwave game engines that the Company uses for its own sites as well as providing game packages for other major websites.

The Company has also developed software for Internet Lottery Ticket sales. As it became evident the Internet Lottery ticket sales were going to be adopted more slowly than the Company had anticipated, the Company has focused more of its attention on the games business in general, never losing sight of its ultimate goal of being an electronic lottery retailer.

In November 2001, the Company launched its first digital greeting card site, www.Cards.com. In May 2002, the Company launched a website called www.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement, (“Asset Purchase Agreement) to (i) purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA preferred stock and (ii) five (5) year royalty agreement payable in 20,000 shares of Series AA Preferred Stock valued at $2,000,000 and the Company is committed to minimum royalty payments over the five year term of the agreement of $5,000,000. Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the prepaid royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not recoup any prepaid royalty.  On net sales of Licensed Products, see Note C, developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

As part of this transaction, Games, Inc. will also purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and the classic Atari games. On December 31, 2003 Games, Inc issued 20,000 shares of convertible, redeemable and callable preferred stock in partial payment for the licenses and royalties associated with the intellectual property associated with Games.com. When Atari redeems or converts 10,250 shares of Games preferred stock activates the license agreement that has a five year term and a renewal option by Games, Inc for an additional five years.

On April 29, 2004 Games, Inc. notified Atari it was in material breach of the Asset Purchase Assignment and License Agreement dated December 31, 2003, as amended (‘the Asset Purchase Agreement”). Atari then responded with a legal action, “Atari, Inc. Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc. Roger W. Ach II, and Chicago West Pullman LLC.” United States District Court, Southern District of New York, (JSR). 04 Civ. 3723. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach from operating the Games.com site and licensed assets and scheduled a preliminary injunction hearing prior to which, Games agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2003. The Asset Purchase Agreement grants Games, Inc. exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (as defined).  Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.  On April 8, 2004 Atari and Exent announced the following press release:  Atari Launches Online Gaming Subscription Service Using Exent’s Turnkey Solution.

Atari leverages its huge back-catalog of games to become the first publisher to capitalize on an online gaming service market expansion opportunity.

Bethesda, MD, April 8, 2004 - Exent Technologies Inc., the global leader in secure digital software delivery technologies, announced today that Atari, Inc. (Nasdaq:  ATAR), a leader in interactive entertainment, has launched its online gaming and software service, powered by Exent Technologies’ EXEtender™ Turnkey solution.  The service, available to customers worldwide, enables broadband users to enjoy a variety of games and software and targets casual as well as hard-core gamers through a monthly “all-you-can-eat” subscription model.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Games believes that these are business issues that can be worked out between the parties although we are prepared to take steps to affirm our legal rights and any damages that we may have sustained.

Pursuant to the default, Games has refused to pay the additional $3 million in advance royalties on these licenses and has held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.  The payments will be made upon Games and Atari mutually agreeing to a satisfactory resolution of the above and after launch of the new site which is complete, but relaunch is delayed pending the resolution of the Atari action. Atari has given Games notice of redemption of 10,250 Series AA Preferred Stock for $1,025,000. Games is committed to protecting its rights in the contract with Atari, Inc.  The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

On May 3, Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non redemption of the 10,250 Series AA Preferred Stock.

On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

The Atari parties have consented to an injunction preventing them from disposing of any assets that are covered by the Agreement without providing us with thirty days written notice.

The parties have exchanged documents, and the Judge has ordered that Atari must now produce intracompany and intercompany written communications regarding contracts and negotiations between the Atari parties and third parties between January 1, 2004 and March 31, 2004 regarding on-line play of the original classic versions of the relevant intellectual property.  The Company’s counsel believes that this document production will expose Atari’s bad faith and prove their breach of the implied obligation of good faith and fair dealing that inheres in every commercial contract.

The parties are now in the document production stage of discovery and expect depositions to begin in October.  A trial date has not been set. The Company intends to vigorously prosecute and defend this action, management has indicted that they believe that the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

Prior to the injunction Games, Inc. began to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  If the Company is successful in the action with Atari, the Company plans to launch the upgraded to the Games.com site immediately.

At its re-launch, Games.com will allow visitors to play more than 30 online games based on the classic branded properties, some of which include MONOPOLY, CLUE, SCRABBLE, ASTEROIDS, and RISK. In addition, visitors to the site can find news, information, tips and hints about games featured on Games.com.

The Company will also create a premium service on a subscription basis which will include a revamped and upgraded ability to chat with other players, maintain scores, ranks, and to participate in tournaments based on widely recognized Hasbro catalog of games for prizes. Our revenue strategy for Games.com includes on demand play for pay games, skill based and tournament play, sponsorships, downloaded software and individual subscriptions.

We own and operate a website called www.GameLand.com. Gameland.com has a portfolio of over 120 proprietary shockwave game engines that we can reface and use for our own sites as well as providing game packages for other major websites.

We own and operate a website called www.SkillMoney.com skill-based games are legal in the majority of states.  In the United States of America, rules governing tournaments with entry fees and/or prizes are set up by each individual state, not by the federal government. Based on these 50 sets of laws, players cannot participate in fee-based tournaments with prizes if they reside in the following 11 states:

Arizona, Arkansas, Connecticut, Delaware, Florida, Iowa, Louisiana, Maryland, Nevada, Tennessee and Vermont.

Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

We also own the URL www.Cards.com, this site currently operates as a digital greeting card site, which offers both free and subscription based greeting cards. The Company is currently developing a number of card games which will be deployed on the site as the site is redeveloped.

INTERNET GAMES AND LOTTERIES

The international lottery industry has reached $130 billion, $42 billion of which is attributed to domestic lottery play.  Governments are becoming increasingly dependent upon lottery revenues to fund budgets and endowments.  Internationally, a trend towards the online promotion and sale of government sponsored lottery tickets is growing and has become a generally accepted practice in many European countries, Australia and the United Kingdom, already allow online lottery ticket sales.

According to Camelot Group, the operator of the UK Lottery, thousands of people are signing up to play Lotto on the net, which went online at the end of December last year alongside interactive scratchcards and Instant Win Games.

Richard Hurd-Wood, director of interactive at Camelot, said: “I'm thrilled that we are celebrating our first internet jackpot winner and I'm sure that it is just the first of many to come. With the simple click of a mouse, perhaps while taking a few minutes out one lunch time or the end of a busy working day, this lucky player is now a multi-millionaire."

Camelot said it plans to launch The National Lottery onto interactive TV this Spring and mobile phones later in 2004.

This demand for online gaming has led major portals, broadcasters and publishers to include a suite of games as a means of driving traffic to, and keeping viewers on, their web sites. As reported in the IDC Interactive Consumer Services Report, Interactive Gaming Section, December 2001, "The revenue growth potential for the online gaming market is truly impressive.  Over the next five years, the industry will grow to annual revenues of $1.8 billion in 2005, representing a five-year compound annual growth rate (CAGR) of 71.69%."

In the new report, The Online Game Market 2003, DFC Intelligence forecasts that the worldwide online game market will grow from $875 million in 2002 to over $5 billion in 2008.  It is expected that this growth will be driven not only by PC-based subscription services, but also the rapidly growing number of video game console systems that can go online.  By 2008, DFC Intelligence forecasts that the installed base of online-capable video game systems will be over 100 million worldwide.

The other major factor driving online game growth will be increasing broadband penetration.  According to David Cole, President of DFC Intelligence, “the year 2002 saw solid growth for broadband in the home.  This has been especially true in markets like South Korea and Japan where the growing base of broadband users is really driving online game usage.  It appears online games may be the ‘killer application’ for bringing broadband to the home.”

The report forecasts that the usage of online games will reach 35 billion hours by 2008, an increase of 450% from 2002.  By 2008, DFC Intelligence forecasts that there will be 198 million people playing online.  These users should be divided fairly equally between North America, Asia and Europe.

However, growing consumer usage does not always translate into more revenue and profits.  According to Cole, “while it has been proven that individual online games can generate in excess of $100 million a year with a 50% operating margin that is the exception not the rule.  Many services build a large user base that does not generate revenue.  On top of that, there is a serious glut of products on the market.”

In a blue-sky analysis conducted via Delphi survey, Themis Group predicts that by 2014, there will be 15 million online gamers in the U.S.A. paying an average subscription fee of $23.50 per month. Fantasy RPGs, online sports games and casual “second life” games will capture the majority of consumer dollars. Virtual property will emerge as a major driver for gamers and game companies. The market as a whole will be sized at $9 billion.

Industry Leaders:

According to the The Themis Report on Online Gaming 2004, in descending order by total gross revenue generated from online games, including subscriptions, advertising and sponsorships:

1.

NCSoft

2.

Sony Online Entertainment

3.

Electronic Arts

4.

Mythic Entertainment

5.

Microsoft Corporation

COMPETITION

The markets for our services are rapidly evolving and intensely competitive. In addition to internally built and supported operations, our primary current and prospective competitors include:

•

Lottery Software Companies

•

Greeting Card Companies

•

Game Companies

Family Oriented Game Sites. A number of sites such as GameHouse, Pogo.com and iWin.com, have driven significant amounts of traffic to their sites by offering unique games and entertainment content. In addition, several of the sites offer frequent prizes with easy to play games. These sites are typically monetizing their traffic by selling advertising.

Aggregators. Aggregators, such as Microsoft Gaming Zone ("ZONE"), provide an aggregation of various types of online games, including aggregation of games developed by independent third parties. While these sites have been primarily focused on serving the gaming community, they have since adjusted their strategy to include games, such as parlor games, that reach a broader audience. ZONE covers both competitive categories, as it is a portal, an aggregator, and a publisher of game products. ZONE currently offers both family games and games directed towards the more serious gamer and, at the same time, has the opportunity to leverage these experiences with games sold at retail.

Lottery. Currently no state Lottery allows the sale of online Lottery tickets. The instant ticket and lottery business is highly competitive, and our business faces competition from a number of content providers, online media publishing business and other competitors.

Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than Games. As we expand the scope of our offerings, we may have to compete with a larger number of Internet websites as well as media companies. In addition, as the Internet becomes increasingly ubiquitous, larger, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate, thus increasing the competitive pressures that Games faces.

We believe we differentiate ourselves from our competitors through our origins as a multi-channel entertainment and destination network, as opposed to being more of a pass-through portal. Accordingly, Games users are more accustomed to interacting with the content and offerings on the network of websites. Additionally, the Company believes its various brand offerings are superior to, or at least competitive with, other similar competitive products and services.

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

In addition, as the Company’s products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business only in the states of Delaware, Ohio, Iowa and Virginia, and the Company’s failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject us to taxes and penalties and could result in the Company’s inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company’s business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially affect the Company’s ability to maintain its current customers.

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

EMPLOYEES

The Company currently has approximately 16 management, technical, customer support, marketing and sales, and clerical personnel.  None of our employees currently are parties to collective bargaining agreements.  We consider our employee relations overall to be satisfactory.

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

RISKS PARTICULAR TO GAMES, INC.

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of losses and negative cash flows from operations. Recent net losses and negative cash flows are as follows:

       Net Losses      Negative Cash Flows

from Operations

     For the year ended June 30, 2001..............................  ($3,355,010)         ($3,017,781)

     For the year ended June 30, 2002..............................  ($4,038,759)         ($2,150,878)

     For the year ended June 30, 2003..............................  ($2,519,839)         ($1,254,993)

     For the year ended June 30, 2004..............................  ($3,233,160)         ($1,113,527)

We have experienced net losses and negative cash flows since the business began implementing our business plan. We expect that the ongoing implementation of our current business plan will decrease our net losses and decrease our negative cash flows but there can be no assurance that this will happen. We may never generate sufficient revenues to achieve profitability, and if we are unable to make a profit, then we may not be able to continue to operate the business.  Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We believe that we will need approximately $2.5 million to fund operations during the next 12 months.  In addition the Company will need to raise $4 to $5 million to fund the acquisition of additional game content as well as fund the Atari transaction.  The shareholders of Games have contributed in excess of $20 million to the Company over time and are committed to seeing our business plan come to fruition and as such will continue to support the business through capital investments until we reach profitability. We are focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve our business plan. Games is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors to complete an acquisition and a strategic line extension in the games business.  However, there can be no assurance that we will be successful in our attempts to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop our business to a level where it will generate profits and positive cash flows.

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their audit report dated September 15, 2004, our auditors indicated that there was substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon us obtaining additional financing for our operations.  There can be no assurance that we will be able to obtain such additional financing.

THE COMPANY’S LIMITED OPERATING HISTORY MAKES EVALUATING ITS BUSINESS DIFFICULT.

Games Inc.’s operating subsidiary, commenced operations in 1997. Accordingly, our operating history is very limited upon which makes evaluating our business and prospects more difficult. We face the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. Our past financial results may not be representative of our future financial results.

THE COMPANY IS DELINQUENT IN THE PAYMENT OF CERTAIN TRADE PAYABLES. FAILURE TO MAKE ARRANGEMENTS OR TO MAKE TIMELY PAYMENTS COULD NEGATIVELY IMPACT THE COMPANY’S BUSINESS.

As of the date of this filing, we are late in payment of certain creditor trade payables. We have initiated contact with these vendors and have offered payment plans.  If we are unable to negotiate payment plans with the vendors, or if we are unable to execute such negotiated payment plans with those who accept such plans, we could experience a severe negative impact on its business resources, although we currently do not expect any interruption of services provided.

THE COMPANY’S QUARTERLY RESULTS OF OPERATIONS FLUCTUATE, WHICH COULD RESULT IN A LOWER PRICE FOR THE COMPANY’S COMMON STOCK.

Our revenue and operating results do not vary significantly from quarter to quarter, but the Company is subject to variable accounting on certain stock options that could vary our results from quarter to quarter. These fluctuations could cause our stock price to fluctuate or decline. Additional factors that cause our quarterly results to materially fluctuate that are within our control include the following:

•

Difficulty managing growth;

•

Increases in necessary operating expenses;

•

Problems with technology;

•

The amount and timing of costs associated with the development and maintenance of new products; and

•

Costs and risks associated with potential acquisitions.

Important factors that could cause our quarterly results to materially fluctuate that are not within our control include the following:

•

Introduction of new products or pricing programs by our competitors;

•

Changes in pricing for, and changes in the gross profit of, certain products, services, or lines of business may be detrimental to our business plan;

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

•

Customer acceptance of our products, services and business model; and

•

Inability to acquire or lack of availability of necessary hardware or software components.

Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenses and expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base expands rapidly or unpredictably, we may not be able to efficiently utilize our infrastructure or we may not have sufficient capacity to satisfy our customers' requirements, which could harm the operating results of our business.

THE COMPANY’S SHARES ARE SUBJECT TO RULES REGULATING BROKER-DEALER ACTIVITY WITH RESPECT TO PENNY STOCKS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET FOR THE COMPANY’S SHARES AND THE COMPANY’S SHARE PRICE.

Broker-dealers who effect trades in our common stock are subject to SEC rules that regulate trading in penny stocks. Such rules require broker-dealers to provide additional warnings and risk factors pertaining to an investment in penny stocks. Such additional warnings may act to inhibit investment in our common stock, which could have a depressive effect on both the market for Games, Inc.’s shares and the trading price of those shares.

IF WE CANNOT TIMELY SECURE NECESSARY FINANCING, WE WILL BE UNABLE TO CONTINUE TO GROW OUR SALES, IN WHICH EVENT WE WILL LIKELY BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

We need to raise additional funds through public or private debt or equity financings to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, then we will be unable to execute our business plan and shareholders could lose their investment.

We have realized limited sales revenues to date that we primarily attribute to our continuing inability to fund the marketing activities we believe necessary to develop broad market awareness and acceptance of our total website. Our inability to leverage our operating costs with sales has resulted in continuing significant operating and net losses, as well as negative operating cash flows. For the years ended June 30, 2004 and 2003, we incurred losses of $3,233,160 and $2,519,839, respectively. Our continuing losses adversely affect our ability to secure funding.

We continue to actively seek substantial investment capital to enable us to fully execute the balance of our business plan, that primarily being the conducting of those marketing activities we believe necessary to achieve meaningful sales growth. Our ability to effectively promote our websites, implement our business plan to sell Lottery tickets online, support and sustain our existing customer relationships, cultivate, support and sustain additional customer relationships, and thereby realize meaningful sales growth, remains dependent upon our timely receipt of substantial additional investment capital. Absent meaningful sales growth, our ability to achieve net profitability and positive operating cash flow remains highly unlikely.

Our future capital requirements will depend upon many factors, including the following:

•

Costs to develop and maintain our on-line hosting of hardware and software;

•

The rate at which we expand our business operations;

•

The extent to which we develop and upgrade our technology;

•

The occurrence, timing, size and success of acquisitions; and

•

The response of competitors to our service offerings.

THE COMPANY REQUIRES TRADE CREDIT FROM VENDORS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

In order to execute our short-term and long-term strategic plans, we need to continue to obtain credit from our vendors. If we are unable to maintain or obtain vendor credit on favorable terms, or at all, then we may not be able to execute our business plan, develop or enhance the products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm the our business.

We recently negotiated with many of our vendors to reduce the amounts owed or to extend more favorable payment terms. While these negotiated terms have reduced cash out-lays and expenditures, we cannot rely on future relationships with these vendors, which could result in limiting our purchasing and credit abilities.

FUTURE DEMAND FOR DIGITAL GREETINGS, INTERNET GAMES AND LOTTERY SERVICES IS HIGHLY UNCERTAIN.

The markets for Digital Greetings, Internet Games and Lottery Services have only recently begun to develop and are evolving rapidly. Future demand for these services is highly uncertain. We believe that many of its potential customers are not fully aware of the benefits of its services. The market for our services may never become viable or grow further. If the market for our services doesn’t grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected.

IF THE COMPANY IS UNABLE TO OBTAIN KEY SOFTWARE APPLICATIONS AND HARDWARE COMPONENTS FROM CERTAIN VENDORS, THE COMPANY WILL BE UNABLE TO DELIVER ITS SERVICES.

We rely on third-party suppliers, including Microsoft and various hardware providers to provide us with key software applications and hardware components for its infrastructure. Certain components or applications are only available from limited sources. If we are unable to obtain these products or other services, including connectivity services, in a timely manner at an acceptable cost or at all, may substantially inhibit its ability to deliver its services.

Any significant increase in the volume of users of our products and services could strain the capacity of its software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

•

Expand and upgrade our hardware and software systems;

•

Expand and improve our operational and financial procedures, systems and controls;

•

Improve tour financial and management information systems;

•

Expand, train and manage a larger workforce; and

•

Improve the coordination among our product development, sales and marketing, financial, accounting and management personnel.

We cannot assure you that its current level of personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of its products and services could cause us to lose customers and could materially increase our operating expenses.

IF THE COMPANY DOES NOT INCREASE AWARENESS OF ITS PRODUCTS AND SERVICES, ITS ABILITY TO REACH NEW CUSTOMERS WILL BE LIMITED.

Our future success will depend, in part, on its ability to increase awareness of its products and services. To do so, we must succeed in our marketing efforts, provide high-quality products and services, and increase traffic to our Websites. If our marketing efforts are unsuccessful, or if we cannot increase our brand awareness, then we may not be able to attract new customers and increase our revenues.

WE REMAIN DEPENDENT UPON THREE KEY MANAGEMENT PERSONNEL AND IF WE ARE UNABLE TO RETAIN THEM, OUR OPERATIONS WILL SUFFER.

Our success depends, to a significant extent, upon the efforts and abilities of Roger W. Ach, II, President, and Chairman of the Board and Chief Executive Officer, and to a lesser extent, Myles S. Cairns, our Executive Vice President, Chief Financial Officer, and Carol A. Meinhardt, our Executive Vice President, Chief Operating Officer. Loss of the services of any or all of its executive management team could materially adversely affect its business, results of operations and financial condition, and could cause us to fail to successfully implement its business plan.

THERE IS INTENSE COMPETITION FOR QUALIFIED INDUSTRY PROFESSIONALS THE COMPANY’S FAILURE TO ATTRACT AND RETAIN QUALIFIED PEOPLE COULD ADVERSELY AFFECT ITS ABILITY TO OPERATE.

Our future success also depends upon its ability to attract and retain qualified technical professionals and sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel.

We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY, OR IF WE INFRINGE UPON THE RIGHTS OF OTHERS, WE COULD EXPOSE OURSELVES TO CLAIMS FOR DAMAGES.

Our services are highly dependent upon proprietary technology. In addition, we rely on contracts, confidentiality agreements, and copyright, patent, trademark, and trade-secrecy laws to protect its proprietary rights in our technology. We have also obtained, or are pursuing, several trademark, copyright, and patent registrations for our various product names. The protective steps we have taken may not be adequate to deter misappropriation of our proprietary information. In addition, some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of a licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  Failure to adequately protect our intellectual property could harm our brand name, devalue its proprietary content, and affect its ability to compete effectively. Furthermore, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect its business, results of operations and financial condition. Also, it is possible that our competitors or others will adopt product or service brands similar to ours possibly leading to customer confusion.

DISRUPTIONS TO THE DATA CENTERS OR TO THE OFFSITE BACKUP STORAGE FACILITIES SERVING THE COMPANY, COULD MATERIALLY AFFECT THE COMPANY’S BUSINESS.

The continued and uninterrupted performances of our computer systems, and of the backup storage facilities of third parties with whom we do business, are critical to our success. Any system failure that causes interruptions in our ability to deliver our services to its customers, including failures that affect its customers' abilities to access its hosted hardware, software, and stored data, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services or result in material liabilities or costs.

Our hardware and software hosting business strategy, includes data backup and storage, depends on the consistent performance of the data centers and those of third parties. Our data center has offsite back-up storage of data for all customers. Our current data center, and those of third parties, may be vulnerable to interruption from fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. If the data centers are damaged in any way, a customer whose data is stored there may lose some or all data, despite routine backup procedures. Our operations are dependent on our ability to protect our computer system, and customer systems, applications and data against damages, including, but not limited to those from computer viruses, fire, earthquake, flood, power loss, connectivity failures, vandalism and other malicious acts, and other events beyond our control, including natural disasters. Damage to our computer system or to the systems, applications, or data of our customers, could delay or prevent delivery of our services and result in the loss of our customers or in material liabilities. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our services. Substantially all of our computer and communications hardware is located at one facility and the loss of this hardware or the data it contains would cause severe business interruptions. In the event that we experience significant disruptions that affect the data centers, we may lose customers or fail to attract new customers.

THE COMPANY COULD EXPERIENCE BREACHES OF SECURITY TRANSMITTING DATA TO OR FROM THE COMPANY’S CUSTOMERS, INCLUDING THE USE OF THIRD PARTY VENDOR SECURITY TECHNOLOGIES AND METHODOLOGIES.

Our business depends upon its ability to securely transmit confidential information between the data centers, third-party backup locations, and the servers of its customers, including the use of third-party vendor security technologies and methodologies. Despite our physical design and setup, and the implementation of a variety of security measures, there exists the risk that certain unauthorized access, computer viruses, accidental or intentional disturbances could occur. We may need to devote substantial capital and personnel resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that such penetration might cause.  The occurrence of any of these events could cause us to lose customers, cause harm to our business or brand reputation, and expose us to material liability.

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

THE HARDWARE AND SOFTWARE THE COMPANY USES IS COMPLEX AND MAY CONTAIN DEFECTS.

Our service offerings depend on complex hardware and software that may contain defects, particularly when initially introduced or when new versions are released. Although we test internal and third party software applications prior to deployment, we may not discover software defects that could affect our new or current services or enhancements until deployed. These defects could cause service interruptions or the loss of data, which could damage our reputation, increase our operating costs, impair our ability to generate or collect revenue, delay market acceptance or divert our management and technical resources. Any software modifications we perform as part of our integration services could cause problems in application delivery. Also, if we offer an open-source software solution to our customers, they are likely to hold us accountable for any problems associated with their software, even if the manufacturer caused the problem or defect. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects and provide only limited warranties. As a result, we may have no recourse against the providers of defective software applications.

PROFIT MARGINS ON CERTAIN PRODUCTS OR SERVICES MAY DECLINE OVER TIME.

Profit margins may be adversely affected by increases in labor or other costs, heightened price competition, changes in channels of distribution, or in the mix of products and services sold. We have recently introduced several new services, and we plan to release additional new services in the future. If costs associated with new services are greater than we have experienced historically, gross profit may be adversely affected.  We continue to expand third party and indirect distribution channels, which generally result in reduced profit margins.

THE COMPANY HAS BEEN INVOLVED IN LEGAL PROCEEDINGS WITH THIRD PARTIES; ANY FUTURE LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT THE COMPANY’S FINANCIAL CONDITION AND ABILITY TO ACHIEVE ITS BUSINESS PLAN.

We have been and may in the future be involved in litigation incidental to our business and this may or may not have a material impact on our financial condition.  See "Legal Proceedings."

WE PLAN TO GROW, IN PART, THROUGH ACQUISITIONS, HOWEVER; THERE CAN BE NO ASSURANCE WE WILL BE ABLE TO IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR BUSINESS.

Our business strategy contemplates that we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with certain acquisition targets, and have recently concluded an agreement with Atari, Inc. there is no assurance that we will complete any other such acquisitions, or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, that we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could materially affect its ability to maintain our business.

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

In addition, although some of our management team has worked together in the past, there can be no assurance that we will be able to successfully execute all elements of its strategy.

WE MAY NOT BE ABLE TO PROTECT THE USE OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard our service marks, trademarks, domain names, and similar intellectual property as critical to our success. We have or have applied for federal trademark or service mark registration of a number of names and terms, including Lottery.com, GameLand.com, SkillMoney.com and Cards.com all of which are now owned by us. We have also applied for and been granted certain patents covering some of our software.

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

There is no assurance that we will successfully develop or adopt new technologies, introduce new services or enhance its existing services on a timely basis, or those new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

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

We periodically issues press releases to update stockholders on new developments relating to Games, Inc. and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance. Readers are cautioned that such statements are only predictions, and actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically review the various risk factors described herein, among others we identify in documents we file with the SEC, which could cause actual results to differ materially from those indicated by such forward-looking statements.

THE COMPANY FACES VARIOUS BUSINESS UNCERTAINTIES AS TO THE CLOSING OF THE ATARI TRANSACTION.

We have entered into a transaction with Atari, Inc. (“Atari”) that does not transfer operating rights to the site until Atari either redeems or converts 10,250 shares of Games preferred stock. The Company faces various business uncertainties as to the closing of this transaction. If we are unable to close this transaction we will incur large expenditures relating to the $100,000 in cash and re-development costs that may not be recoverable by us should the transaction not complete as anticipated.

On April 29, 2004, Games, Inc. notified Atari it was in material breach of the Asset Purchase Assignment and License Agreement dated December 31, 2003, as amended (the “Asset Purchase Agreement”).  Atari then responded with a legal action, “Atari, Inc., Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc., Roger W. Ach II, and Chicago West Pullman LLC.”  United States District Court, Southern District of New York, (JSR). 04 Civ. 3723.  The Company intends to vigorously prosecute and defend this action, we believe that ultimately, the Company will prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

WE EXPERIENCE COMPETITION FROM MANY PARTICIPANTS IN THE INTERNET GAMES, LOTTERY AND DIGITAL GREETINGS AND OUR ABILITY TO COMPETE IN THE MARKETPLACE REMAINS UNCERTAIN.

The markets for our services are rapidly evolving and intensely competitive. In addition to internally built and supported operations, our primary current and prospective competitors include:

•

Lottery Software Companies

•

Greeting Card Companies

•

Game Companies

•

Companies that intend to offer some of the services that we offer currently to a portion of our targeted customer base.

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

GOVERNMENT REGULATION MAY DELAY OR PREVENT US FROM SUCCESSFULLY MARKETING OUR PRODUCTS.

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

In addition, as our products and services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country. We are qualified to do business only in the states of Delaware, Florida, Ohio, Iowa and Virginia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the our inability to enforce contracts in such jurisdictions. We will pursue authorization to do business in other jurisdictions in the normal course of business. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services may severely restrict the sale of new contracts and materially affect our ability to maintain our current customers.

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

Many states have allowed their citizens to access every state agency, from licenses to lawsuits through the Internet. We expect to be able offer access to the state lotteries through the Internet.

THE EFFECT OF GOVERNMENT REGULATION AND LAWS ON OUR BUSINESS.

Government regulation and legal uncertainties could increase our costs and risks in the future as government’s change or as legislation is passed regarding the Internet and the e-commerce activities that are associated with our business. Moreover, it may take years to determine the extent to which existing laws relating to issues, such as property ownership, libel, taxation and personal privacy are applicable to the Internet. Any new laws or regulations relating to access to or use of the Internet could harm our business.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS.

An investment in our stock involves a high degree of risk. The following information discusses the material risk factors which are unique to our business and Company and that make an investment in Games, Inc.’s common stock risky or speculative. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected, which could cause the trading price of the our common stock to decline.

RISKS RELATED TO THE COMPANY’S INDUSTRY.

THE FAILURE OF THE INTERNET TO GROW OR REMAIN A COMMERCIALLY VIABLE COULD HARM OUR GROWTH.

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

IF THE GOVERNMENT ADOPTS REGULATIONS THAT CHARGE INTERNET ACCESS FEES OR IMPOSE TAXES ON SUBSCRIPTIONS TO OUR WEB-BASED PRODUCTS WILL NEGATIVELY IMPACT OUR BUSINESS.

Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charges for its services to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on its Website, increase its operating expenses, or otherwise adversely affect its business.

OUR INDUSTRY IS RAPIDLY CHANGING AND IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN ITS INDUSTRY, WE MAY NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND SALES MAY DECLINE.

The games industry is characterized by rapidly changing technology with continuous improvements in both computer hardware and software. If we do not respond effectively and on a timely basis to rapid technological change in its industry, we will not be able to effectively sell its services and its sales will materially decline. We must continually purchase new computer hardware and license new computer software systems to effectively compete in its industry. In addition, its software delivery methodologies must be able to support changes in the software applications that are delivered to its customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. And moreover, we rely on software providers to produce software that keeps pace with its customers' demands.

We may not successfully develop or adopt new technologies, introduce new services or enhance its existing services on a timely basis; in addition, new technologies, services, or enhancements the

Company uses may never achieve market acceptance. If the Company fails to address these developments, then we may lose sales to our competitors.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

CONTROL EXERCISED BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY’S STOCKHOLDERS.

As of June 30, 2004, Games directors, executive officers, and their affiliates beneficially owned approximately 49.28% of its outstanding common stock. Roger W. Ach, II, Games chairman of the board, chief executive officer and president, beneficially owns approximately 36.53% Games outstanding common stock. Carol A. Meinhardt, our chief operating officer, secretary and treasurer, beneficially owns approximately 8.21% of Games outstanding common stock. As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control the Company’s management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of Games common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has leased, through March 31, 2006, facilities, which consist of approximately 5,397 square feet and are located in Cincinnati, Ohio. The Company currently pays an annual base rent of approximately $137,000 for the use of these facilities. These facilities house all of the Company’s departments, such as, sales, customer, technical and administrative services.

ITEM 3.  LEGAL PROCEEDINGS

Current Litigation

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

On April 29, 2004 Games, Inc. notified Atari it was in material breach of the Asset Purchase Assignment and License Agreement dated December 31, 2003, as amended (‘the Asset Purchase Agreement”). Atari then responded with a legal action, “Atari, Inc. Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc. Roger W. Ach II, and Chicago West Pullman LLC.” United States District Court, Southern District of New York, (JSR). 04 Civ. 3723. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach from operating the Games.com site or using the licensed assets and scheduled a preliminary injunction hearing prior to which, Games agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

The parties are now in the document production stage of discovery and expect depositions to begin in October. A trial date has not been set. The Company intends to vigorously prosecute and defend this action, management has indicted that they believe the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement at June 30, 2004.

On August 27, 2003, the Company filed a law suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.  The parties are in settlement discussions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This is to certify that the Annual Meeting for Games, Inc. was held on April 8, 2004 at 4:00 pm in the conference room of the Games, Inc. office at 425 Walnut Street, Suite 2300, Cincinnati, Ohio 45202.

The following shares were voted for all resolutions before the Company:

Total Issued and Outstanding as of Jan. 15, 2004

19,764,996

Shares Voted in favor of each resolution

10,608,143

Percentage voted in favor of each resolution

53%

1.  Election of Directors.

Elected all the nominees listed below.

George R. Blake, Richard O. Coleman, Thomas C. Joseph and Edward J. VonderBrink as independent directors and Roger W. Ach, II and Carol A. Meinhardt as executive directors.

2.  Approved the Amendment of our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 65,000,000 and to increase the number of authorized shares of preferred stock from 10,000,000 to 20,000,000

3.  Approved the amendment to the 2002 Long-term Incentive Stock Option Plan to increase the number of shares available to 7,160,000.

4.  Ratified the appointment of Marcum & Kliegman LLP as the independent public accountants of the Company for the fiscal year ending June 30, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

As of June 30, 2004 and June 30, 2003, the Company had approximately 1,215 and 1,194 holders of record of its Common Stock, respectively.  Outstanding shares of the Company's Common Stock at those dates totaled 23,245,832 and 16,333,207 respectively.  The Company's transfer agent is Stock Trans, 44 West Lancaster Avenue, Ardmore, PA 19003.

During 2001, the Company filed a request for clearance for quotation on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Colley to allow the Company's common stock to trade under the symbol "COLY" on February 1, 2002. Effective on September 16, 2002 the Company symbol changed to GMSI.

The following table sets forth for the periods indicated the high and low bid and ask prices for the common stock as reported on OTC Bulletin Board.

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions:

--------------------------

High

Low

---------------------------

2002

First quarter........…..

September 30, 2001

-0-

-0-

----------------------------------------------------------------------------------------

Second quarter...…...

December 31, 2001

-0-

-0-

----------------------------------------------------------------------------------------

Third quarter………

March 31, 2002

$0.02

$0.02

----------------------------------------------------------------------------------------

Fourth quarter…..…

June 30, 2002

$4.75

$0.02

----------------------------------------------------------------------------------------

2003

First quarter..........

September 30, 2002

$4.75

$3.50

----------------------------------------------------------------------------------------

Second quarter......

December 31, 2002

$4.75

$1.70

----------------------------------------------------------------------------------------

Third quarter…….

March 31, 2003

$3.00

$1.00

----------------------------------------------------------------------------------------

Fourth quarter……

June 30, 2003

$2.50

$0.24

----------------------------------------------------------------------------------------

2004

First quarter..........

September 30, 2003

$0.90

$0.24

----------------------------------------------------------------------------------------

Second quarter......

December 31, 2003

$0.90

$0.15

---------------------------------------------------------------------------------------

Third quarter…….

March 31, 2004

$1.80

$0.36

----------------------------------------------------------------------------------------

Fourth quarter……

June 30, 2004

$1.90

$0.55

HOLDERS OF THE COMPANY’S COMMON STOCK

On September 28, 2004, the last reported sale price for the Company’s common stock on the OTC Bulletin Board was $0.51 per share.  On September 28, 2004, there were approximately 1,245 stockholders of record of the Company’s common stock.

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

The Company’s issued preferred stock are not entitled to dividends.

RECENT SALES OF UNREGISTERED SECURITIES

In July and August of 2004, Games, Inc issued 250,000 shares of its common stock to four accredited investors for consulting services. The agreed upon value for the services was $125,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In August and September of 2004, Games, Inc issued 780,000 shares of its common stock to for cash proceeds to three accredited investors. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 2004 the Company’s officers acquired through the Games Inc., Deferred Comp Plan 925,000 shares of stock for $462,500. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On October 1, 2003, Games, Inc. issued 100 shares of common stock of one of its subsidiaries to one accredited investor at an aggregate purchase price of $50,000.  This investor elected to exchange these shares for 100,000 shares of Games, Inc. common stock on February 23, 2003.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On October 16, 2003, Games, Inc. issued 50 shares of common stock of one of its subsidiaries to one accredited investor at an aggregate purchase price of $25,000.  This investor elected to exchange these shares for 50,000 shares of games, Inc. common stock on December 31, 2003. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On October 29, 2003, Games, Inc. issued 400,000 shares of its common stock to one accredited investor at an aggregate purchase price of $100,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On November 17, 2003, Games, Inc. issued 40,000 shares of its common stock to one accredited investor at an aggregate purchase price of $20,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 2, 2003, Games, Inc. issued 10,000 shares of its common stock to one sophisticated investor in exchange for consulting services, the agreed value of the services was $5,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 7, 2003, Games, Inc issued 4,472 shares of its common stock to settle and outstanding note of $5,500 with a member of Lottoballs, LLC. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 10, 2003, Games, Inc. issued 267,000 shares of its common stock to one accredited investor at an aggregate purchase price of $133,500.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 19, 2003, Games, Inc. issued 5,000 shares of its common stock to one an accredited investor in exchange for consulting services, the agreed value of the services was $2,500.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 22, 2003, Games, Inc. issued 600,000 shares of its common stock to Games, Inc. CEO who contributed the stock into Games, Inc. Deferred Compensation Plan. The CEO agreed to purchase the stock in exchange for $300,000 in deferred salary owed to the executive.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 22, 2003, Games, Inc. issued 250,000 shares of its common stock to Games, Inc. CFO who contributed the stock into Games, Inc. Deferred Compensation Plan. The CFO agreed to purchase the stock in exchange for $40,000 in deferred salary owed to the executive and $85,000 through payroll deduction.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 22, 2003, Games, Inc. issued 150,000 shares of its common stock to Games, Inc. COO who contributed the stock into Games, Inc. Deferred Compensation Plan. The COO agreed to purchase the stock in exchange for $75,000 in deferred salary owed to the executive.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 23, 2003, Games, Inc. issued 65,000 shares of its common stock to one an accredited investor in exchange for consulting services, the agreed value of the services was $18,850.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 30, 2003, Games, Inc. issued 500,000 shares of its common stock to one accredited investor at an aggregate purchase price of $250,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 30, 2003, Games, Inc. issued 50,000 shares of its common stock to one accredited investor at an aggregate purchase price of $25,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On December 31, 2003 Games, Inc. issued 30,250 preferred shares of series AA stock to Atari, Inc. as part consideration $3.025,000 of the Asset Purchase Agreement, Assignment and License Agreement to purchase from Atari, Inc. or an affiliate thereof the URL www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in 10,250 shares of convertible, redeemable and callable preferred stock issued December 31, 2003 and $100,000 in cash. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 2, 2004 Games, Inc. issued 30,000 shares of its common stock to one accredited investor at an aggregate purchase price of $15,000 for services.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 12, 2004 Games, Inc. issued 25,000 shares of its common stock to an accredited investor settle an outstanding balance on contract for services rendered, at an aggregate settlement price of $10,000 for services. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 12, 2004 Games, Inc. issued 400,000 shares of its common stock to Chicago West Pullman, LLC a related party for their participation in concluding the deal with Atari. See Exhibit 10.13 files with this prospectus. The agreed on amount for services was $200,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 6, 2004, Games, Inc. issued 10,000 shares of its common stock to one accredited investor at an aggregate purchase price of $5,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 9, 2004, Games, Inc. issued 20,000 shares of its common stock to two accredited investors at an aggregate purchase price of $10,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 23, 2004 Games, Inc. issued 65,000 shares of its common stock to two accredited investors at an aggregate purchase price of $32,500.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 23, 2004 Games, Inc. issued 750,000 shares of its common stock to an accredited investor at an aggregate purchase price of $375,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On March 8, 2004 Games, Inc. issued 200,000 shares to three of its directors at an aggregate purchase price of $100,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

From February 20 through March 8th, 2004 six accredited shareholders exchanged $510,454 in convertible notes and accrued interest for 510,454 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On March 8, 2004 Games, Inc. issued 85,000 shares of its common stock to five accredited investors at an aggregate purchase price of $42,500.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On March 12, 2004 Games, Inc. issued 100,000 shares to one of its directors at an aggregate purchase price of $50,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On March 29, 2004, Games, Inc. issued 50,000 shares of its common stock to three accredited investors in exchange for consulting services, the agreed value of the services was $25,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On May 7, 2004 Games, Inc. 378,000 shares of common stock as part of a service contract to acquire $75,000 of computer equipment and $114,000 of prepaid services. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On May 11, 2004 Games, Inc. issued 100,000 shares to one accredited investor at an aggregate purchase price of $50,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On May 17, 2004 Games, Inc. issued 200,000 shares to an accredited investor at an aggregate purchase price of $100,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On May 19, 2004, Games, Inc. issued 150,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $75,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 1, 2004, Games, Inc. issued 222,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $111,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 7, 2004, Games, Inc. issued 150,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $75,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 9, 2004, Games, Inc. issued 25,000 shares of its common stock to an accredited investor for $12,500 in cash.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 9, 2004, Games, Inc. issued 100,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $50,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 14, 2004, Games, Inc. issued 200,000 shares of its common stock to two accredited investors for $100,000 in cash.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 25, 2004 one accredited shareholder exchanged $107,732 in convertible notes and accrued interest for 107,732 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June  30, 2004 three  accredited shareholders exchanged 301,150  GameBanc shares in exchange for 301,150 shares of Games, Inc. common stock.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On July 15, 2004, Games, Inc. issued 100,000 shares of its common stock to three accredited investors in exchange for consulting services, the agreed value of the services was $50,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On July 19, 2004, Games, Inc. issued 60,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $30,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 2, 2004, Games, Inc. issued 150,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $75,000.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 17, 2004, Games, Inc. issued 100,000 shares of its common stock to an accredited investors for $25,000 in cash.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 19, 2004, Games, Inc. issued 100,000 shares of its common stock an accredited investor for $50,000 in cash.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 17, 2004 the Company’s President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns its Chief Financial Officer acquired 600,000, 150,000 and 250,000 shares of Games, Inc. stock respectively through Games Inc. Deferred Comp Plan at $0.50 per share.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On September 17, 2004 Games, Inc. issued 580,000 shares of its common stock an accredited investor for $232,000 in cash.  No sales commissions were paid in connection with this transaction  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $3,233,160 and $2,519,839 for the years ended June 30, 2004 and 2003, respectively. The respective annual losses resulted primarily from:

•

providing discounted or free services as the Company marketed the Company’s products and services,

•

initial and continuing network, infrastructure, and research and development costs associated with both operational and the start-up of operations,

•

salaries, deferred compensation and other employee related benefits, and

•

professional and consulting fees

•

write-off of software and intangibles

Total revenue for the years ended June 30, 2004 and June 30, 2003 was $462,378 and $218,049, respectively.

	Year Ended June 30, 2004		Year Ended June 30, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Lottery services	$241,980	52.3%	$195,187	89.5%

2. Advertising	153,584	33.2%	14,492	6.7%

3. Subscriptions and fees	66,814	14.5%	8,370	3.8%

Total	$462,378	100.0%	$218,049	100.0%

The increase in revenue can be directly attributed to increasing the lottery services customer base and the advertising revenue on the Company’s websites.  Advertising rates on the Company’s websites remained constant at $1 per CPM (cost per 1000 impressions) but the volume of advertising increased during the year.  Prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for the fiscal ending June 30, 2004. The Company continues to develop its sales, implement its sales and marketing strategies, increase consumer understanding and awareness of its services, and prove the Company’s business model.

The Company’s continued growth is significantly dependent upon its ability to generate sales relating to its subscription and fee services which increased from $8,370 in 2003 to $66,814 in 2004. The Company’s main priorities relating to revenue are:

•

increase market awareness of the Company’s products and services through the Company’s strategic marketing plan,

•

growth in the number of customers,

•

continue to accomplish technological economies of scale, and continue to streamline and maximize efficiencies in the Company’s business model.

COSTS AND EXPENSES

During the year ended June 30, 2004, the Company incurred operating expenses of $3,403,484.  This represents an increase of $318,372 over the prior year amount of $3,085,112.  The increase is primarily attributed to an increase in costs related to professional fees related to raising capital for the company and increased depreciation and amortization of software and websites in the amount of $97,690.  Interest expense increased from $62,216 to $148,014 due to increased debt in notes and convertible debt of which $618,186 in notes converted to common stock in the third and fourth quarters of  2004. Other net income was zero in 2004 compared to a one time gain in 2003 to record a $482,900 gain in settlement of law suits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $33,067 cash at June 30, 2004 and working capital deficiency of $3,355,451.  For the year ended June 30, 2004, the Company used cash in its operating activities totaling $1,113,527 compared to $1,254,993 in year ended June 30, 2003.

The Company finances its operations and capital requirements primarily through the issuance of common stock and the issuance of notes. For the year ended June 30, 2004 the Company received cash totaling $1,351,000 from the issuance of common stock and $175,000 from issuance of notes.

As of June 30, 2004, the Company had $3,667,488 in current liabilities compared to current assets of $312.037.

The Company has $52,976 and $127,243 in amounts due to related parties for the years ended June 30, 2004 and June 30, 2003 respectively.

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

The Company is currently developing and refining its acquisition and expansion strategy. If the Company expands more rapidly than currently anticipated, if its working capital needs exceed its current expectations, or if the Company consummate acquisitions, the Company will need to raise additional capital from equity or debt sources. The Company cannot be sure that it will be able to obtain the additional financings to satisfy its cash requirements or to implement its growth strategy on acceptable terms or at all. The Company’s ability to raise capital in the future may be difficult. If the Company cannot obtain such financings on acceptable terms, its ability to fund its planned business expansion and to fund its on-going operations will be materially adversely affected. If the Company incurs debt, the risks associated with its business and with owning its common stock could increase. If the Company raises capital through the sale of equity securities, the percentage ownership of its stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the Company’s common stock.  Management believes that the Company will need approximately $2,500,000 to fund operations during the next 12 months. In addition to cash to fund operations the Company will need approximately $2,025,000 to redeem 20,250 convertible preferred shares and an addition $3,000,000 to satisfy the prepaid royalties due under the contract. The majority shareholders of the Company have contributed in excess of $20 million to the Company over time and are committed to seeing the Company’s business plan come to fruition and as such will continue to support the Company through capital investments until the Company reaches profitability. The Company has focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve the Company's business plan.  The Company is attempting to obtain such additional financing.  Management is also actively seeking one or more strategic investors to complete and acquisition and a strategic line extension in the games business.

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

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004.  The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this report and are incorporated by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2003, the Company reported on Form 8-K, that the Company approved Marcum & Kliegman LLP (M&K) as the Company’s new accountants for the year ended June 30, 2003 effective August 15, 2003.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Roger W. Ach, II, Chairman, President and CEO, age 61.  Prior to founding the Company in 1995, Mr. Ach was the Chairman of American Steel & Wire Corp., Chicago West Pullman Transportation Corporation and Vortec Corporation.  Prior to that, he spent 20 years in the investment banking and brokerage industries, including serving as Managing Director at Prudential Bache Securities and as

Partner at Oppenheimer & Co.  Mr. Ach is also the Managing Member of Chicago West Pullman, LLC, a Cincinnati-based investment holding company.

Carol A. Meinhardt, Executive Vice President and Chief Operating Officer, age 57.  Ms. Meinhardt has been an officer and director of GameBanc Corporation since its founding in 1995.  Prior to joining GameBanc, Ms. Meinhardt was Assistant Vice President of Chicago West Pullman Corporation, an investment holding company based in Cincinnati, Ohio.  From 1970-1989 Ms. Meinhardt was employed at DuBois Chemicals, a Cincinnati-based specialty chemical company, where she served in various administrative and management capacities.

Myles S. Cairns, Age 49, Executive Vice President - Chief Financial Officer. Mr. Cairns joined the Company on February 1, as Consulting CFO and was elected an officer of the company by the board of directors on February 9, 2003. He brings more than 20 years experience as CMA, CFO, Controller, VP Operations, and Director of Planning in public, privately held, and venture-backed companies. His mix of rapid-growth, technology, and International business is well suited to the tasks at hand. Prior to joining the Company, he was most recently the COO and CFO of eCallCENTRAL.

George R. Blake age 57, Vice President, Business Development for Premier Financial Solutions. Mr. Blake is the former editor of the Cincinnati Enquirer, Kentucky Enquirer, Fort Myers News Press, and the Pacific Daily News in Guam.

Richard O. Coleman, age 42, Director since February 5, 2004, President, Chief Executive Officer and Chairman of the Board of NextGen Fiber Optics, LLC.  He incorporates his extensive knowledge of supplier diversity issues and over 20 years of finance, management, sales and marketing experience to oversee the day-to-day operations of the company and to spearhead its sales and marketing strategies.  NextGen Fiber Optics, LLC manufactures a full line of passive fiber optic cables that service the Telecommunications, MSO’s, Distribution, Military/Specialty and OEM markets.  NextGen is the only minority owned fiber optic cable manufacturer with manufacturing operations in the U.S.A.

Thomas C. Joseph, Director, age 59, has been the CEO of MAN-O Products, Inc. since 1996.  Previously he was in the home furnishing industry involved in sales and marketing.

Edward J. VonderBrink, age 59 Director since March 2004, is Director of the Xavier Entrepreneurial Center at Xavier University since 2000. Mr. VonderBrink joined Grant Thornton in 1967, a national accounting and consulting firm. He was named Cincinnati managing partner in 1990 and later named regional managing partner. He retired at the end of 1999 as the Cincinnati and regional managing partner for Grant Thornton.

George Vredeveld age 62, Director since June 2004 is Professor and President of the Economics Center for Education & Research for the University of Cincinnati. George was appointed as first director of the Center in 1977 and has been an important force in the growth of its Schools Program and the Economics Research Group. His recent research has focused on factors that affect regional economic development, including education and the quality of the labor market. He also has analyzed the effects of the economic changes in Central and Eastern Europe. He was a member of a task force, commissioned by the Bulgarian government that developed an economic transformation program for that country.

George received his Ph.D. in economics from Indiana University, a Master's degree from Purdue University and his baccalaureate from Calvin College.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and more than ten percent stockholders of the outstanding Class A Common Stock (collectively, “Reporting Persons”) to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Class A Common Stock with the SEC.  These persons are required to furnish the Company with copies of all Section 16(a) reports that they file.

To the Company’s knowledge, based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended June 30, 2004, the Company believes that all Reporting Persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2004.

AUDIT COMMITTEE

The audit committee will review the various accounting, financial reporting and internal control functions and make recommendations to the Board of Directors for the selection of independent public accountants.  In addition, the committee will monitor the independence of the independent accountants.  The members of the audit committee are Mr. George R. Blake, Richard O. Coleman and Mr. Edward J. VonderBrink.  The Board of Directors has determined that Mr. Coleman and Mr. VonderBrink are both qualified as “financial experts” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission and serve as Co-Chairman of the Audit Committee.  All members of the Audit Committee are independent of management.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees.  We have also adopted a Code of Ethics for Financial Officers that is applicable to the Chief Executive Officer and Senior Financial Officers that meets the requirements of Item 406 of Regulations S-K as promulgated by the SEC.  Our Code of Business Conduct and Ethics, including the Code of Ethics For Financial Management, is available at the Investor Relations Section of our website at www.Gamesinc.net and which is filed as an exhibit hereto also free of charge by writing to our Assistant Secretary at 425 Walnut Street, Suite 2300, Cincinnati, Ohio 45202.

ITEM 10.  EXECUTIVE COMPENSATION

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

Summary Compensation Table

	FISCAL	Annual Compensation -----------------------------			Long-Term Compensation Awards ------------------
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Comp.	Rest. Stock Award	Securities Underlying Options/ SAR (#)[8]	All Other Compensation
Roger W. Ach, II President, Chief Executive Officer	2004 2003 2002 2001	250,000 145,833 250,000 250,000	0 0 0 0	125,000[9] 229,167[9] 150,025[9] 0	0 0 0 0	400,000 0 50,000 25,000	0 0 0 0
Carol A. Meinhardt Executive Vice President/Chief Operating Officer	2004 2003 2002 2001	90,000 90,000 90,000 82,500	0 0 0 0	60,000[9] 60,000[9] 190,625[9] 0	0 0 0 0	182,000 0 50,000 25,000	0 0 0 0
Myles S. Cairns Executive Vice President/Chief Financial Officer	2004 2003	117,166 11,666	0 0	49,084[9] 42,9169(10)	0 0	222,000 0	0 0

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

9Deferred compensation.

10Consulting agreement contract consisted of $31,250 consulting fees and $11,666 of deferred compensation.

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

Games, Inc. has executed employment agreements with Roger W. Ach, II ,Carol A. Meinhardt, and Myles S. Cairns.  Pursuant to these employment agreements, which have been approved by the Board of Directors, the executive officer is entitled to receive severance compensation equal to 2.99 times the sum of such officer's salary and any bonus paid in the preceding 12 month period in the event of (i) the failure of the Company to elect or reelect or to appoint the officer; (ii) a material change by the Company to a position with less dignity, responsibility or scope; (iii) the liquidation or dissolution, or consolidation, merger or other business combination (including assumption of control by a shareholder or consortium of shareholders) of Games, Inc., or transfer of all or substantially all of its assets, unless any such consolidation, merger or other business combination does not adversely affect the officer's position; and (iv) any material breach of this Agreement by Games, Inc.  The officer is entitled to severance compensation in an amount equal to the sum of the officer's salary and bonus paid in the preceding 12 months if these employment agreements expire and similar employment agreements are not executed.  In addition to the above severance payments, the officer's participation in Company-sponsored medical and dental insurance benefit plans will be continued at the Company’s expense for a maximum period of eighteen months so long as the officer is alive and not otherwise employed.  Mr. Ach is entitled to annual compensation of $375,000 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.  Ms. Meinhardt is entitled to annual compensation of $150,000 and is eligible to receive a bonus up to 50% of her base annual salary as determined by the Compensation Committee of the Board of Directors.  Mr. Cairns is entitled to annual compensation of $175,000 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes set forth certain information with respect to the beneficial ownership of the Company’s common stock as of September 28, 2004, for the following:

•

Each of the Company’s directors and executive officers

•

All directors and executive officers as a group, and

•

Each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock who is not an officer or director

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Roger W. Ach, II 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	7,217,618[12]	30.96%
Carol A. Meinhardt 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,625,000[3]	6.97%
Chicago West Pullman LLC 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	3,690,878	15.83%
Roger W. Ach, II Family Trust U/t/a/dated May 31, 2002 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,000,000	4.29%
Myles S. Cairns 826 Riverwatch Drive Crescent Springs, KY 41017	Common Stock	258,500[4]	1.11%

1 The total outstanding shares as of June 30, 2004 is 23,316,332.

2 Includes 3,326,740 shares owned directly by Mr. Ach, 3,690,878 shares owned by Chicago West Pullman, LLC of which Mr. Ach is the managing member and majority owner, 600,000 shares of stock held in a deferred compensation plan, 100,000 shares owned by Janet Ach, Mr. Ach’s wife and 100,000 shares owned by Mr. Ach as the trustee of the Janice M. Meinhardt Irrevocable Trust. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed herein and upon a subsequent conversion or exchange of Mr. Ach's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Mr. Ach will possess options to purchase 1,400,000 additional shares of common stock of Games, Inc.

3 Includes 75,000 shares owned by Ms. Meinhardt directly, 150,000 shares that are held in a deferred compensation plan, 1,000,000 shares owned by Ms. Meinhardt as the Trustee of the Roger W. Ach, II Family Trust and 400,000 shares owned by Ms. Meinhardt as the Trustee of four separate irrevocable trusts established for the benefit of Mr. Ach's adult children. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, and upon a subsequent conversion or exchange of Meinhardt's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Ms. Meinhardt will possess options to purchase 290,000 additional shares of common stock of Games, Inc.

4 Includes 250,000 shares owned by Mr. Cairns in a deferred compensation plan  and Mr. Cairns will possess options to purchase 80,000 additional shares of common stock of Games, Inc.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Thomas C. Joseph 3437 Mooney Avenue Cincinnati, Ohio 45208	Common Stock	28,500[5]	0.12%
George Blake 79 W. Belle Lake Atlanta, GA 30342	Common Stock	289,450[5]	1.24%
Richard O. Coleman 720 East Pete Rose Way, Suite 410 Cincinnati, OH 45202	Common Stock	90,000[5]	0.39%
Edward J. VonderBrink 3800 Victoria Pkwy. Cincinnati, Ohio 45208	Common Stock	20,000[5]	0.09%
George Vredeveld 425 Lafayette Avenue Cincinnati, OH 45220	Common Stock	226,000[5]	0.97%

5 Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the notes to the financial statements Mr. Joseph, Mr. Blake, Mr. Coleman, Mr. VonderBrink and Mr. Vredeveld  will each receive stock options to purchase 10,000 shares of common stock of Games, Inc per year of service on Games, Inc.’s Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's President and CEO, Roger W. Ach, II, and its Chief Operating Officer, Carol A. Meinhardt, are also members of Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company.  As of June 30, 2004, the Company had a liability of $52,976 to CWP. In January 2004 Games paid to CWP $200,000 in Games, Inc. stock for services performed in the acquisition of Games.com. The agreement is filed as Exhibit 10.13 to the SB-2 filed January 23, 2004. In December of 2003 the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns its Chief Financial Officer acquired 600,000, 150,000 and 250,000 shares of Games, Inc stock respectively through Games Inc Deferred Comp Plan.

ITEM 13.  (a) & (b)  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.11

Registrant's Certificate of Incorporation

3.21

Certificate of Merger of AZ Acquisition and Colley Corporation (which certificate effected amendments of the Certificate of Incorporation of AZ Acquisition Corp.)

3.31

Certificate of Amendment of Certificate of Incorporation dated September 16, 2002 (changing name to Games, Inc.)

3.41

Registrant's Bylaws

3.54

Certificate of Amendment of Certificate of Incorporation dated April 8, 2004

(changing authorized share capital)

10.11

Purchase Agreement dated June 1, 2001 between the Registrant's subsidiary GameBanc Corporation (formerly Lottery Channel, Inc.) and Nielsen Enterprises

10.21

Employment Agreement dated September 30, 1998 between the Registrant and Carol A. Meinhardt

10.31

Employment Agreement dated September 30, 1998 between the Registrant and Roger W. Ach

10.41

$1,000,000 Promissory Note issued by Registrant to Chicago West Pullman Corporation

10.51

Qualified Retirement Plan and Trust of Registrant

10.62

2002 Long-Term Stock Incentive Plan of Games, Inc.

10.72

Revised Employment Agreement dated July 1, 2002 between Colley Corporation and Carol A. Meinhardt

10.82

Employment Agreement dated October 1, 2003 between Games, Inc. and Myles S. Cairns

10.92

Revised Employment Agreement dated July 1, 2002 between Games, Inc. and Roger W. Ach II

10.103

Deferred Compensation Plan dated December 15, 2003.

10.113

Asset Purchase Agreement for Games.com dated December 31, 2003.

10.123

Certificate of Designation dated December 31, 2003 for Games, Inc. Preferred Sock series AA.

10.135

License and Merchandising Agreement with Late for the Sky Production Company, Inc. dated September 27, 2004

14.1

Code of Business Conduct and Ethics

10.133

Chicago West Pullman, LLC letter Agreement.

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.

2Incorporated by reference to the Company's Form 10-SB filed November 6, 2003.

3Incorporated by reference to the Company's Form SB-2 filed March 31, 2004

4Incorporated by reference to the Company's Form SB-2 filed June 22, 2004

5Incorporated by reference to the Company's Form 8-K filed September 28, 2004

(b)

Reports on Form 8-K

On June 30, 2004, the Company reported on Form 8-K announcing that on June 28, 2004, the Board of Directors of Games, Inc. issued a press release announcing the appointment of George M. Vredeveld as an Independent Member to the Company’s Board of Directors, bringing the total number of Directors to seven.

On May 14, 2004, the Company reported on Form 8-K announcing that Games, Inc. has acquired the exclusive license for “Table Talk” ™, a recently patented product that will allow games Players all over the world to “talk throughout the play of their games online on a real-time basis, without local or long-distance phone calls”.

On April 14, 2004, the Company reported on Form 8-K announcing that The Economics Center for Research and Economics at the University of Cincinnati, author of many well-regarded local and regional economic studies over the past 15 years, has published an independently researched study quantifying the additional $1.2 Billion in incremental lottery revenues that can be generated for Ohio education over the next 5 years by enabling Lottery Online.

On March 22, 2004, the Company reported on Form 8-K announcing the appointment of Edward J. VonderBrink as an Independent Member to the Company’s Board of Directors, bringing the total number of Directors to six.

On February 17, 2004, the Company reported on Form 8-K announcing that George R. Blake was elected as an Independent Member to the Company’s Board of Directors, bringing the total number of Directors to Five.

On February 17, 2004, the Company reported on Form 8-K announcing that On February 13, 2004, Games, Inc. (the “Company”) issued a press release announcing, among other things, results for the quarter ended December 31, 2004.

On February 9, 2004, the Company reported on Form 8-K that on February 9, 2004, the Board of Directors of Games, Inc. issued a press release, attached as Exhibit 99 hereto, announcing the appointment of Richard O. Coleman as an Independent Member to the Company’s Board of Directors, bringing the total number of Directors to six.

On January 13, 2003, the Company reported on Form 8-K that effective December 31, 2003 the Registrant, Games, Inc., entered into an Asset Purchase, Assignment and License Agreement with Atari, Inc. in which the Registrant agreed to purchase the Internet domain name www.games.com and certain related assets for a total purchase price of $1,125,000 payable $100,000 in cash and $1,025,000 in convertible, redeemable and callable preferred stock.  Title to the domain name and other assets will be conveyed to the Registrant upon Atari’s receipt of the cash redemption proceeds from Games, Inc. for 10,250 preferred stock portion of the purchase price.

As part of the transaction, Games, Inc. will also be granted digital licenses and sublicenses with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE, as well as the classic Atari games.

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

On August 18, 2003, the Company reported on Form 8-K, that the Company approved Marcum & Kliegman LLP (M&K) as the Company’s new accountants for the year ended June 30, 2003 effective September 15, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum & Kliegman LLP for professional services rendered for the fiscal years ended June 30, 2004 and June 30, 2003:

             Fee Category          Fiscal 2004 Fees

Fiscal 2003 Fees

      -------------------------    ----------------

----------------

      Audit Fees ..............

   $45,000

         $45,000

      Audit-Related Fees ......     $65,000

 --

      Tax Fees ................

           --

 --

      All Other Fees ..........                --

                --

 ----------

       ----------

      Total Fees ..............

$110,000

       $45,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports, audit related services that are normally provided by Marcum & Kliegman LLP in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMES, INC.

/s/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: September 28, 2004

SIGNATURES

TITLE

DATE

---------

           -------                                       -------

      Chief Executive Officer, Director          September 28, 2004

/s/ Roger W. Ach II

      (Principal Executive Officer)

Roger W. Ach II

      Chief Financial Officer                           September 28, 2004

/s/ Myles S. Cairns

      (Principal Financial and Accounting Officer)

Myles S. Cairns

    Executive Vice-President                       September 28, 2004

    Chief Operating Officer,

    Secretary, Treasurer and

/s/ Carol A. Meinhardt

      Director

Carol A. Meinhardt

       Director                                                 September 28, 2004

/s/ Thomas C. Joseph

Thomas C. Joseph

       Director                                                 September 28, 2004

/s/ Richard O. Coleman

Richard O. Coleman

       Director                                                 September 28, 2004

/s/ George R. Blake

George R. Blake

       Director                                                 September 28, 2004

----------------------------------

Edward J. VonderBrink

       Director                                                 September 28, 2004

/s/ George Vredeveld

George Vredeveld

CERTIFICATIONS

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

Date:  September 28, 2004

/s/ Roger Ach, II

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

Date:  September 28, 2004

/s/ Myles S. Cairns

    Myles S. Cairns

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Games, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

September 28, 2004

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Games, Inc., Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

September 28, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity (Deficiency)	F-5-6
Consolidated Statements of Cash Flows	F-7-8
Notes to Consolidated Financial Statements	F-9-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors

Games, Inc.

Cincinnati, OH

We have audited the accompanying consolidated balance sheet of Games, Inc. and Subsidiary (the “Company”) as of June 30, 2004, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Games, Inc. and Subsidiary as of June 30, 2004, and the consolidated results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes C and D to the financial statements, the Company is involved in a material litigation related to the Asset Purchase Agreement with Atari, Inc.  This litigation involves the “Deposit on Games.com Assets” totaling $3,214,583, representing approximately 84% of total assets and $3,025,000 of the “Series AA Convertible Redeemable Preferred Stock”, of which 2,000,000 is reflected as long-term liability and $1,025,000 is reflected as a current liability.  In addition, the Company has a working capital deficit of approximately $3,355,451 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note D.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Marcum & Kliegman LLP

September 15, 2004

New York, New York

Games, Inc. and Subsidiary

Consolidated Balance Sheet

June 30, 2004

Assets

Current assets
Cash	$ 33,067
Accounts receivable – trade, net	27,089
Prepaid expenses	251,881

Total current assets		$312,037

Property, equipment and software, net		141,117
Deposit on Games.com assets		3,214,583
Intangibles, net		162,937

Total assets		$3,830,674

Liabilities and Stockholders' Deficiency

Current liabilities
Notes payable	$ 593,859
Accounts payable and accrued liabilities	1,250,665
Accrued litigation and judgments	153,500
Accrued officers salaries	591,488
Due to related parties	52,976
Series AA Convertible Redeemable Preferred stock, issued for
deposit on Games.com assets; see Note C	1,025,000

Total current liabilities		$ 3,667,488

Convertible promissory note		110,000
Series AA Convertible Redeemable Preferred stock,		2,000,000
issued for deposit on disputed Games.com assets; see Note C

Total liabilities		5,777,488

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $.001 par value, 20,000,000 shares
Authorized; 550 issued and outstanding	1
Common stock, $0.001, 65,000,000 shares authorized,
23,718,832 issued and 23,245,832 shares outstanding	23,718
Additional paid-in capital	35,525,270
Accumulated deficit	(37,452,499)
Less treasury stock, at cost 14,500 shares	(43,304)
Stockholders' deficiency		(1,946,814)
Total liabilities and stockholders’ deficiency		$ 3,830,674

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended June 30, 2004 and 2003

	2004	2003

Revenues	$ 462,378	$ 218,049
Cost of revenues	144,040	73,460

Gross profit	318,338	144,589

Operating expenses
Selling, general and administrative expenses	3,403,484	2,760,198
Impairment of software and intangibles	--	324,914

Total operating expenses	3,403,484	3,085,112

Operating loss	(3,085,146)	(2,940,523)

Interest expense	(148,014)	(62,216)
Legal settlements	--	482,900

Net loss	$(3,233,160)	$(2,519,839)

Per Share Information:
Weighted average common stock outstanding -
basic and diluted	19,040,128	16,200,358

Net loss per share - basic and diluted	$(.17)	$(.16)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

For the Years ended June 30, 2004 and 2003

					Additional
	Preferred		Common		Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Amount	Total
Balance at July 1, 2002	-	$ -	8,443,127	$8,443	$31,208,541	$(31,699,500)		$ -	$ (482,516)
Common stock issued in share exchange with GameBanc			7,539,582	7,540	(7,540)				-
Common stock issued in connection with the sale and exchange of GameBanc preferred stock for cash			183,250	183	366,317				366,500
Sale of common stock			143,350	143	394,857				395,000
Common stock issued in exchange for legal services			38,398	38	111,104				111,142
Stock based compensation					75,000				75,000
Compensation for variable stock Options					(155,030)				(155,030)
Beneficial Conversion Feature on Convertible Notes					88,000				88,000
Treasury stock, at cost							(14,500)	(43,304)	(43,304)
Net loss during the year						(2,519,839)			(2,519,839)

Balance at June 30, 2003	-	$ -	16,347,707	$16,347	$32,081,249	$(34,219,339)	(14,500)	$(43,304)	$ (2,165,047)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency – Continued

For the Years ended June 30, 2004 and 2003

					Additional
	Preferred		Common		Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Amount	Total
Balance at July 1, 2003	-	$-	16,347,707	$16,347	$32,081,249	$(34,219,339)	(14,500)	$(43,304)	$(2,165,047)
Common stock issued in share exchange with GameBanc			452,150	452	(452)				-
Sale of common stock			2,902,000	2,902	1,348,098				1,351,000
Common stock issued in exchange for Convertible note			622,658	623	619,169				619,792
Common stock issued in exchange for legal settlement			406,648	407	164,593				165,000
Common stock issued in exchange for Computer equipment			150,000	150	74,850				75,000
Common stock issued in exchange for services			1,140,000	1,140	563,710				564,850
Stock issued to Directors of Games Board			329,500	329	39,671				40,000
Stock issued to deferred compensation plan			1,000,000	1,000	434,750				435,750
Preferred stock issued for prepaid royalties									--
Common and preferred stock issued for purchase of URL			400,000	400	199,600				200,000
Preferred stock issued in exchange for common stock	550	1	(32,331)	(32)	32				1
Net loss during the year						(3,233,160)			(3,233,160)

Balance at June 30, 2004	550	$3,025,001	23,718,332	$23,718	$35,525,270	$(37,452,499)	(14,500)	$(43,304)	$ (1,946,814)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended June 30, 2004 and 2003

	2004	2003
Net cash flows used in operating activities:
Net loss	$(3,233,160)	$(2,519,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,049,099	749,829
Amortization of debt discount	18,971	27,034
(Income) expense on litigation settlement	--	(482,900)
Impairment of software and intangibles	--	324,914
Stock based compensation	--	31,112
Interest expense – beneficial conversion feature	72,000	16,000
Common stock issued to settle accounts payable	10,000	--
Common stock issued for services	594,850	--
Changes in assets and liabilities:
Accounts receivable – trade	(15,464)	18,158
Prepaid expenses and other assets	(251,881)	1,222
Accounts payable and accrued liabilities	279,635	254,643
Accrued officers salaries	362,423	324,834
Net cash used in operating activities	(1,113,527)	(1,254,993)
Cash flows used in investing activities:
Acquisition of URL	(100,000)	--
Acquisition of property and equipment	(14,682)	(10,484)
Net cash used in investing activities	(114,682)	(10,484)
Cash flows provided by financing activities:
Repayment of capital lease obligation	(100,515)	(50,260)
Repayment of advances from related party	(74,267)	(80,825)
Proceeds from issuance of note payable	175,000	125,000
Repayments on notes payable	(89,942)	(125,647)
Purchase of treasury stock	--	(43,304)
Proceeds from issuance of stock and warrants	1,351,000	761,500
Proceeds from issuance of convertible notes	--	662,500
Net cash provided by financing activities	1,261,276	1,248,964
Net increase (decrease) in cash	33,067	(16,513)
Cash at beginning of year	--	16,513
Cash at end of year	$ 33,067	$ --
Cash paid for:
Income taxes	$ --	$ --
Interest	$ 7,191	$ 2,319

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flows – Continued

For the years ended June 30, 2004 and 2003

	2004	2003

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with the second exchange (see Note A)	$ --	$7,540

Recorded beneficial conversion feature with the issuance of convertible promissory notes	$ --	$88,000

Conversion of notes payable to common and preferred stock	$618,186	$ --

Common stock issued for the acquisition of computer equipment	$75,000	$ --

Intangibles acquired through the issuance of debt, net of debt discount	$1,025,000	$ --

Prepaid royalties through the issuance of preferred stock	$2,000,000	$ --

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Games, Inc. operates in the area of interactive entertainment primarily focused on Government Sponsored Lotteries and Internet Games.

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features three community-focused online game sites with exclusive licenses to widely-known “classic games” from Hasbro™ and Atari™, which are the Licensed Products, see Note C, that have been adapted for the internet, as well as proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also features a digital greeting card site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored Lotteries. Revenues are largely driven by online advertising and subscriptions; however proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions.

The Company currently owns and operates leading games and entertainment sites that include:

www.games.com, www.games.org, www.gameland.com, www.skillmoney.com, www.lottery.com, and www.cards.com.

The Company was incorporated on October 12, 2000 as AZ Acquisition Corp., under the laws of the State of Delaware. In October of 2000 AZ Acquisition Corp. merged with Colley Corporation, an Arizona corporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley's name to AZ Acquisition Corp. and modified Colley's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share. On April 8 2004 the Company amended to the certificate of incorporation to increase the common stock to 65,000,000 shares authorized and 20,000,000 preferred shares authorized. Both classes of stock continue to have a par value of $0.001 per share.

Games operates a website called www.GameLand.com.  Gameland.com has a portfolio of over 120 proprietary shockwave game engines that the Company uses for its own sites as well as providing game packages for other major websites.

The Company has also developed software for Internet Lottery Ticket sales. As it became evident the Internet Lottery ticket sales were going to be adopted more slowly than the Company had anticipated, the Company has focused more of its attention on the games business in general, never losing sight of its ultimate goal of being an electronic lottery retailer.

In November 2001, the Company launched its first digital greeting card site, www.Cards.com. The Company is currently developing a number of card games which will be deployed on the site as the site is redeveloped.

In May 2002, the Company launched a website called www.SkillMoney.com. Skill-based games are legal in the majority of states.  Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players. In the United States of America, rules governing tournaments with entry fees and/or prizes are set up by each individual state, not by the federal government. Based on these 50 sets of laws, players cannot participate in fee-based tournaments with prizes if they reside in the following 11 states:

Arizona, Arkansas, Connecticut, Delaware, Florida, Iowa, Louisiana, Maryland, Nevada, Tennessee and Vermont

Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

NOTE B - REVERSE ACQUISITION

The acquisition of Colley, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley was the accounting acquirer for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC, an Ohio limited liability company (CWP), acquired from controlling shareholders of Colley the 525,000 shares or 51.19% (issued on September 30, 2001) of the outstanding common stock of Colley in exchange for a cash payment of $25,000. CWP then became the sole member of the Board of Directors of Colley immediately following this transaction. On June 25, 2002, the Board of Directors of Colley agreed to exchange shares of Colley for shares of common stock of GameBanc Corporation ("GameBanc") on a one share for one share basis (the “First Exchange”).  Participants in the First Exchange, i.e., the controlling shareholders of GameBanc, exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 newly issued shares of Colley common stock, effecting a change in control.  The Company acquired a majority interest in GameBanc Corporation as a result of the First Exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

On July 23, 2002, Colley offered to exchange up to 8,906,866 shares of its common stock for shares of common stock and of preferred stock of GameBanc Corporation (the “Second Exchange”).  The Second Exchange was conducted on the basis of one share of Colley common stock for one share of GameBanc common stock, and 50 shares of Colley common stock for one share of preferred stock of GameBanc.  The Second Exchange remained open until August 6, 2002.  Through August 12, 2002, 7,539,582 shares of additional stock were issued through the exchange.  The total issued and outstanding shares of Colley were 15,982,709 shares following the consummation of the exchange.

During the period from July 31, 2002 through December 31, 2002 GameBanc sold an aggregate of 3,665 shares of Preferred Stock for $366,500 ($100 per share) in cash proceeds. Immediately upon the issuance of GameBanc preferred stock, the preferred stock was exchanged for 50 shares of common stock of Games, Inc. pursuant to the terms of the Second Exchange.

For accounting purposes, the First and Second Exchanges discussed above have been treated as a recapitalization of GameBanc with GameBanc as the acquirer (a reverse acquisition).  The historical financial statements included herein are those of GameBanc.  As of June 30, 2004, the Company owned 99.4% of the outstanding common stock of GameBanc.

On September 16, 2002, Colley changed its name to Games, Inc.

NOTE C – DEPOSIT ON GAMES.COM ASSETS

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”) (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note K), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  Net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  The Asset Purchase Agreement it its entirety $6,025,000 has been guaranteed by CWP.

As part of this transaction, the Company - purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and certain Atari games, (collectively “Licensed Products”).  When Atari redeems or converts the 10,250 shares of Series AA Preferred Stock it activates the above mentioned license agreement.  Furthermore, the Asset Purchase Agreement allows for the license to be renewed by Games, Inc., for an additional five years including a right of first refusal.

On April 29, 2004 the Company notified Atari it was in material breach of the Asset Purchase Agreement.  Atari then responded with a legal action, “Atari, Inc. Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc. Roger W. Ach II, and Chicago West Pullman LLC”, United States District Court, Southern District of New York, (JSR) 04 Civ. 3723. On May 18, 2004, the Court granted a temporary restraining order against the Company and the Company CEO from operating the Games.com site and Licensed Products and scheduled a preliminary injunction hearing prior to which, the Company agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

On April 30, 2004 the Company issued to Atari a notice of default regarding the Asset Purchase Agreement. The Asset Purchase Agreement grants the Company exclusive rights to the URL www.Games.com and all online versions of the Licensed Products, Atari has reserved the rights to “downloadable” versions of the Licensed Products. The Company believes online versions of Licensed Products have appeared on several other websites.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the default, Games has refused to pay the additional $3 million in advance royalties on these licenses and has refused to redeem 10,250 shares of the Series AA Preferred Stock, until the matter is satisfactorily resolved.  On May 3, Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

On June 16, 2004, Games served its Answer and Counterclaim (“Counterclaim”) to the complaint. In its Counterclaim, Games alleges that plaintiffs breached the Asset Purchase Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use the Licensed Products that Games claims are part of its exclusive license under the Asset Purchase Agreement.

On September 7, 2004, the Atari parties have consented to an injunction preventing them from disposing of any assets that are covered by the Agreement without providing the Company with thirty days written notice.

The parties have exchanged documents, and the Judge has ordered that Atari must now produce intra-company and inter-company written communications regarding contracts and negotiations between the Atari parties and third parties between January 1, 2004 and March 31, 2004 regarding on-line play of the Licensed Products.  Management and the Company’s counsel believes that this document production will result in a favorable outcome for the Company.

This matter is in its discovery phase and a trial date has not been set. The Company intends to vigorously prosecute and defend this action, management has indicated that they believe that the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

However there can be no assurance that the Company will be successful in the action with Atari and even if the Company is successful there can be no assurance that the Company will retain the URL Games.com.

Prior to the injunction Games, Inc. began to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  If the Company is successful in the action with Atari, the Company plans to launch the upgraded Games.com site immediately.

As a result of the uncertainties of these matters, the assets which include the Games.com URL and the Licensed Products, have been classified as a long-term assets as “deposit on Games. com assets.”

At June 30, 2004, the deposit on Games.com Assets consisted of the following:

Games.com URL

$1,214,583

Prepaid Royalties

  2,000,000

$3,214,583

NOTE D – GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,233,160 and $2,519,839 for the year ended June 30, 2004 and June 30, 2003 respectively. Current liabilities of $3,667,488 exceed current assets of $312,037 at June 30, 2004. At June 30, 2004 the Company has a stockholders’ deficiency in the amount of $1,946,814.

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by (i) integrating the Games.com assets, (see Note C) and (ii) obtaining a license to sell lottery tickets online and (iii) if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, integrate the Games.com assets, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters, along with those discussed in Note C, raise substantial doubt about our ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Games, Inc. and its subsidiary GameBanc Corporation, collectively "the Company."  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash

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

Software

5 years

Furniture, fixtures and equipment

3-7 years

Leasehold improvements

7 years

Intangibles

Games values intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, estimated at five years, and evaluated for impairment in accordance with SFAS 144. Amortization of intangibles will be for the years ending:

2005	2006	2007	2008	2009
$332,000	$318,000	$247,000	$247,000	$247,000

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

During the year ended June 30, 2003, the Company determined that certain software and websites were no longer being used.  Management believed that there would be no future cash flows generated from the software or websites.  Accordingly, the Company recorded impairment charge of $324,914 for the year ended June 30, 2003.

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

At June 30, 2004 and 2003, the Company has net operating loss carryforwards of approximately $31,000,000, and $28,500,000 respectively, which expire at various dates through 2024.  Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited.  Based on this and the fact that the Company has generated operating losses through June 30, 2004, the deferred tax asset of approximately $10,540,000 and $9,690,000 having been offset by a valuation allowance of $10,540,000 and $9,690,000 for years ending June 30, 2004 and 2003 respectively.

Advertising

Advertising costs are charged to operations as incurred.  Advertising expense was approximately $0 and $6,800 for the years ended June 30, 2004 and 2003, respectively.

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

Revenue share arrangements. Shared revenues earned from advertising services are based upon a percentage of revenue earned from the advertisement. In accordance with Emerging Issues Task Force (EITF) 99-19, the Company will recognize revenues shared with third-party network partners and E-mail list owners on a net basis.

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

Total revenues for the years ended June 30, 2004 and June 30, 2003 are as follows.

	Year Ended June 30, 2004		Year Ended June 30, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Lottery services	$241,980	52.3%	$195,187	89.5%

2. Advertising	153,584	33.2%	14,492	6.7%

3. Subscriptions and fees	66,814	14.5%	8,370	3.8%

Total	$462,378	100.0%	$218,049	100.0%

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

In accordance with EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," the Company uses the two-class method to calculate the effect of the participating Series AA Preferred Stock on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series AA Preferred Stock on diluted EPS.  The adoption of EITF Issue No. 03-6 did not require any changes to the Company's calculation of EPS.

The following equity securities are not reflected in dilute loss per share because their effects would be anti-dilutive:

	June 30, 2004	June 30, 2003
Options	3,660,500	3,291,100
Warrants	--	750,000
Series AA Preferred Stock	715,544	--
Series A Preferred Stock	55,000	--
Convertible notes	120,000	--
Total	4,551,044	4,041,100

Accordingly, basic and diluted loss per share are identical.

Fair Value of Financial Instruments

The recorded amounts of financial assets and liabilities at June 30, 2004 and 2003 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

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

	June 30,
	2004	2003
Net loss as reported	$3,233,160	$2,519,839

Less: stock-based employee compensation expense determined under the intrinsic value method	--	(75,000)
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	26,400	141,900

Compensation for variable stock options	--	155,030

Pro forma loss	$3,259,560	$2,741,769

Pro forma loss per share- Basic and diluted	$(0.17)	$(0.17)

Pro forma Information

The fair value for the 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions:

	2004	2003
Assumptions

Risk-free rate	4.0%	4.5%
Dividend yield	0.0%	0.0%

Volatility factor of the expected market price of the Company's Common Stock	286.8%	176.7%

Average life	3.1 years	1.2 years

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

New Accounting Pronouncements

In January 2003 and revised in December 2003, FASB issued FIN 46R, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.”  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

NOTE F – PROPERTY, EQUIPMENT, AND SOFTWARE

Property, equipment and software at June 30, 2004 consist of the following:

	Amount	Estimated Useful Lives
Software	$2,916,917	5 years
Equipment	383,135	3-7 years
Furniture and fixtures	77,075	7 years
Leasehold improvements	2,137	life of lease
	3,379,264
Less accumulated depreciation and amortization	(3,238,147)
Property and Equipment, Net	$ 141,117

Depreciation and amortization expense for the year ended June 30, 2004 and 2003 was $652,282 and $626,496, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

The Company’s President and CEO and its Chief Operating Officer are also members of Chicago West Pullman, LLC, (“CWP”).  Pursuant to an agreement between Games and CWP, dated January 12, 2004, the Company agreed to pay a total one-time fee of $200,000 to CWP in consideration for CWP's services rendered to the undersigned in connection with the Company’s  transaction with Atari to acquire Games.com, the payment was made in the form of 400,000 shares of Games, Inc.

NOTE H - CONVERTIBLE PROMISSORY NOTES

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

During March 2003, the Company issued $175,000 in Promissory Notes (the “March Notes”).  The fair value of the Company’s common stock exceeded the conversion price of the March Notes at the date of issuance.  Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $88,000.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the year ended June 30, 2004 and 2003 the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $72,000 and $16,000 respectively.

During July 2003 the Company issued a $35,000 6% convertible promissory note. The promissory note including accrued interest is convertible into one (1) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.  Since the fair value of the Company’s common stock was less than one dollar the promissory note did not have any beneficial conversion feature.

From February, through April of 2004 note holders converted $618,192 of notes and accrued interest to 618,192 shares of Games common stock. Accordingly, upon conversion any remaining beneficial conversion was expensed.

NOTE I – NOTES PAYABLE

Notes payable at June 30, 2004 are as follows:

The Company issued a non-interest bearing note payable in connections with the acquisition of Cards.com; interest is imputed at 6%; quarterly payments of $15,000 through March 2004, a payment of $165,000 in June 2004, and then quarterly payments of $18,750 through June 2006: includes debt discount of $28,613 at June 30, 2004

$ 293,859

On March 24, 2003, the Company issued a $125,000 5% note payable, this note was increased by $175,000 on September 23, 2003. The due date on note payable was January 31, 2004 and has been extended to January 31, 2005.	300,000

Total notes payable	593,859

Less: current maturities	(593,859)

Notes payable, less current maturities	$ --

The future commitments as of June 30, 2004 for the periods ending June 30 of the following years are as follows:

For the Year Ending	Amount
2005	$603,500
Less: imputed interest expense	(9,641)

Total	$593,859

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company leases office space and other equipment under operating leases.  Rent expense totaled approximately $136,000 and $116,000 for the years ended June 30, 2004 and 2003, respectively.

The future minimum rental commitments as of June 30, 2004 for the periods ending June 30 of the following years are:

2005	138,000
2006	103,500
$241,500

Employment Agreements

On July 1, 2002, the Company entered into a three-year employment agreement with its President and Chief Executive Officer. The agreement provides for annual compensation of $375,000.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined. On June 30, 2004 the Company had an accrued liability to of $282,114 in deferred compensation to the Chief Executive Officer.

On July 1, 2002, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Operating Officer. The agreement provides for annual compensation of $150,000.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined. On June 30, 2004 the Company had an accrued liability to of $282,114 in deferred compensation to the Chief Operating Officer.

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

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

For the
Year Ended
June 30,	Amount
2005	$ 700,000
2006	175,000
2007	175,000

Total	$1,050,000

Payroll Taxes

At June 30, 2004, $195,343 of unpaid payroll taxes is (including interest and penalties) are included in accrued expenses.  The Company has begun negotiations with the Internal Revenue Service (“IRS”) to agree to a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If they are unable to negotiate a payment plan the IRS could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

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

During the period from December 31, 2002, through March 2003, the Company sold an aggregate of 143,350 shares of its common stock for $284,700 ($2 per share) in cash proceeds.

During the year ended June 30, 2003 the Company issued 38,398 shares of its common stock in settlement of $111,142 of accounts payable.

On December 31, 2002, the Company acquired 14,500 shares of its common stock for a purchase price of $43,304.

In July 2003, the Company exchanged 406,648 shares of common stock in a legal settlement of $165,000.

In December of 2003 the Company exchanged 32,331 shares of common stock for 1,100 shares of preferred stock. In the period between January and June of 2004 the Company redeemed 550 of these preferred shares for $27,000.  Series A Convertible, Redeemable Preferred stock $100 stated value, 550 shares authorized issued and outstanding ($100 liquidating preference of $55,000).

In December of 2003 the Company issued 1,000,000 shares to the officers of the Company for $500,000 in deferred compensation.

In January of 2004 the Company issued to Chicago West Pullman, a related party, 400,000 shares of Games, Inc. stock for $200,000 in services related to the Atari transaction. See Note E.

During the year ended June 30, 2004 the Company sold an aggregate of 2,902,000 shares for cash proceeds of $1,351,000.

In June 2004 the Company exchanged 452,150 of GameBanc stock for 452,150 of Games, Inc. stock. Games, Inc. owns 99.4% of Gamebanc.

In December of 2003 the Company settled an outstanding account payable in the amount of $1,604 for 4,472 shares of Games, Inc. common stock.

In the period between January and June of 2004 the Company converted $618,186 in convertible notes and accrued interest to 618,186 shares of common stock.

In the period between December of 2003 and June of 2004 the Company issued 1,290,000 shares of Games, Inc. stock for goods and services in the amount of $639,850.

In March and April of 2004 the Company issued 320,000 shares into escrow for the benefit of its current Independent Directors.  The Directors can acquire the shares of common stock at $0.50 per share. At June 30, 2004 the Directors purchased 80,000 of these shares for an aggregate purchase price of $40,000.  In June of 2004 the Company issued 9,500 shares to Directors for $9,500 of Board of  Directors fees.

SERIES AA PREFERRED STOCK

On December 31, 2003 the Company’s Board of Directors authorized the establishment of a new series of preferred stock designated as “Series AA Convertible Preferred Stock”, $.001 par value per share. (“Series AA Preferred Stock”).  The Company authorized 30,250 shares of Series AA preferred stock.

On December 31, 2003 the Company issued 30,250 shares of Series AA Preferred Stock in connection with the acquisition of the deposit on Games.com assets (See Note C).

Each share of Series AA Preferred Stock has the following characteristics:

Dividends.

No dividends on the Common Stock shall be paid unless the amount of such dividend on the Common Stock is also paid on the Series AA Preferred Stock on an as-converted to Common Stock basis.  Otherwise, the holders of the Series AA Preferred Stock shall not be entitled to receive dividends.

Liquidation Preference.

The holder of each outstanding share of Series AA Preferred Stock shall be entitled to receive, a liquidation preference in the amount of $100 per share subject to certain restrictions (as defined).

Voting Rights.

The holders of Series AA Preferred Stock shall not have voting rights.

Conversion.

The holders of the Series AA Preferred Stock shall have conversion rights as follows:

Preferred Stock Series AA	Conversion date Shares	Price	Common stock
	March 30, 2004 10,250	$2.50	410,000
	December 31, 2004 10,000	$6.00	166,666
	December 31, 2005 10,000	$7.20	138,888
			715,554

Redemption.

The Company may redeem the Series AA Preferred Stock at any time with 15 days written notice. The holder of Series AA Preferred Stock has the right, exercisable any time following March 29, 2004, upon written notice delivered to the Company, to require the Company to redeem an aggregate of 10,250 shares of Series AA Preferred Stock for a cash redemption price of $100 per share.  Additionally, the holder of Series AA Preferred Stock shall have the right, exercisable as of each of December 31, 2004 and December 31, 2005, upon written notice delivered to the Company at least 5 business days prior to these dates, to require the Company to redeem an aggregate of 10,000 shares of Series AA Preferred Stock per year for a cash redemption price of $100 per share.  As a result of Atari’s demand for redemption, (see Note C), the Company has classified to 10,250 shares as a current liability.  As a result of CWP’s guarantee, and in accordance with EITF 00-19, the Company has recorded the remaining shares as a long-tem liability.

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

The following summarizes the Company stock option transactions for the fiscal years ended June 30, 2004 and 2003:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding July 1, 2002	3,295,100	$ 1.08
Granted	130,000	$2.54
Exercised	--
Terminated	(134,000)	$2.53

Options outstanding at June 30, 2003	3,291,100	$0.98
Granted	1,801,500	$1.63
Exercised	--
Terminated	(1,432,100)	$0.82

Options outstanding at June 30, 2004	3,660,500	$1.38

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$1.00 - $5.00	3,660,500	3.1 years	2,967,600	$1.38

NOTE M - LITIGATION AND CONTINGENCIES

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

On April 29, 2004 Games, Inc. notified Atari it was in material breach of the Asset Purchase Assignment and License Agreement dated December 31, 2003, as amended (the “Asset Purchase Agreement”).  Atari then responded with a legal action, “Atari, Inc. Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc. Roger W. Ach II, and Chicago West Pullman LLC.”  United States District Court, Southern District of New York, (JSR).  04 Civ. 3723.  On May 18, 2004, the Court granted a temporary restraining order against Games and Ach from operating the Games.com site and licensed assets and scheduled a preliminary injunction hearing prior to which, Games agreed to the preliminary injunction.  The Court signed an order granting the preliminary injunction pending the outcome of the case.

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2003.  The Asset Purchase Agreement grants Games, Inc. exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (as defined).  The Company believes online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the default, Games has refused to pay the additional $3 million in advance royalties on these licenses and has held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.  The payments will be made upon Games and Atari mutually agreeing to a satisfactory resolution of the above and after launch of the new site which is complete, but relaunch is delayed pending the resolution of the Atari action. Atari has given Games notice of redemption of 10,250 Series AA Preferred Stock for $1,025,000. Games is also committed to paying to Atari, Inc. $3,000,000 in additional pre-paid royalties subject to satisfactory resolution to the notice of default.  Such Payments have been guaranteed by CWP.

On May 3, Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non redemption of the 10,250 preferred shares of Games, Inc. preferred stock.

On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

The Atari parties have consented to an injunction preventing them from disposing of any assets that are covered by the Agreement without providing Games, Inc. with thirty days written notice.

The parties have exchanged documents, and the Judge has ordered that Atari must now produce intracompany and intercompany written communications regarding contracts and negotiations between the Atari parties and third parties between January 1, 2004 and March 31, 2004 regarding on-line play of the original classic versions of the relevant intellectual property.  The Company’s counsel believes that this document production will expose Atari’s bad faith and prove their breach of the implied obligation of good faith and fair dealing that inheres in every commercial contract.

The parties are now in the document production stage of discovery and expect to begin depositions in October. A trial date has not been set. The Company intends to vigorously prosecute and defend this action, management has indicted that they believe that the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued us in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at June 30, 2004.

On August 27, 2003, the Company filed a law suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies.  Toadgames and the Company have recently entered into settlement discussions.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE N - SIGNIFICANT CUSTOMERS

During the years ended June 30, 2004, a significant portion of the Company's revenues were generated from four major customers.  Revenues to these customers represented approximately $63,000 (17.1%), $50,000 (13.6%), $44,000 (12.0%) and $40,000 (10.8%).  As of June 30, 2004, the total amounts due from these customers included in accounts receivable was $8,573.

During the years ended June 30, 2003, a significant portion of the Company's revenues were generated from two major customers.  Revenues to these customers represented approximately $27,000 (12.4%) and $23,000 (10.6%).  As of June 30, 2003, the total amounts due from these customers included in accounts receivable was $5,268.

NOTE O – SUBSEQUENT EVENTS

Subsequent to June 30, 2004 the Company sold an aggregate of 880,000 shares of its common stock for $347,000 in cash proceeds.

Subsequent to June 30, 2004 the Company issued 325,000 shares of Games, Inc. stock for services in the amount of $162,997.

Subsequent to June 30, 2004 the Company issued 925,000 shares of Games, Inc. stock to the officers of the Company for $462,500 as part of the Company’s deferred compensation plan.

(unaudited)

On September 27, 2004 the Company entered into a definitive agreement with Late for the Sky Production Company to license and provide Online Access to their many popular game titles listed in Exhibit 1.  The agreement calls for an advance payment of $5,000 and minimum royalties of $50,000 calculated at 12% until the minimum royalties are achieved and 15% thereafter.