Form 10KSB/A
period 2004-06-30
GAMES INC
filed 2004-11-03
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB/A

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

GAMES, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

COMPETITION

11

ITEM 2.  DESCRIPTION OF PROPERTY

28

ITEM 3.  LEGAL PROCEEDINGS

29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

30

PART II

31

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

31

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

38

ITEM 7.  FINANCIAL STATEMENTS

42

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

42

ITEM 8A. CONTROLS AND PROCEDURES

43

PART III

43

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

43

ITEM 10.  EXECUTIVE COMPENSATION

46

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.

47

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

50

ITEM 13.  (a) & (b)  EXHIBITS AND REPORTS ON FORM 8-K

50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

53

SIGNATURES

55

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

EXPLANATORY NOTE

This amendment is being filed to Form 10-k for the fiscal year ended June 30, 2004 to clarify the description of the Asset Purchase, Assignment and License Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004 and to correct and inadvertent error in the Exhibits index.

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

During 2004 the Company owned or had rights to operate leading games and entertainment sites including:

www.games.com, www.games.org, www.gameland.com, www.skillmoney.com,

 www.lottery.com, and www.cards.com. From December 31, 2003 through April 30, 2004, the Company operated the games and entertainment site www.games.com, through an Asset Purchase, Assignment and license Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004. On April 29, 2004 the Company notified Atari, Inc. that it was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. Currently, there is a lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below),  Atari, Inc. has entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own site

www.atari.com. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights.

As part of this transaction, the Company purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and certain Atari games, (collectively “Licensed Products”).

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


HISTORY

Games, Inc. operates in the area of interactive entertainment primarily focused on Government Sponsored Lotteries and Internet Games.

The Company was incorporated on October 12, 2000 as AZAcquisition Corp. under the laws of the State of Delaware. In October of 2000 AZ Acquisition Corp. merged with Colley Corporation, an Arizona corporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley's name to AZ Acquisition Corp. and modified Colley's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share. On April 8 2004 the Company amended to the certificate of incorporation to increase the common stock to 65,000,000 shares authorized and 20,000,000 preferred shares authorized. Both classes of stock continue to have a par value of $0.001 per share.

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

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement, (“Asset Purchase Agreement”), to (i) purchase from Atari, Inc. or an affiliate thereof the www.Games.com domain name and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA preferred stock and (ii) five (5) year royalty agreement payable in 20,000 shares of Series AA Preferred Stock valued at $2,000,000 and the Company is committed to minimum royalty payments over the five year term of the agreement of $5,000,000. Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the prepaid royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not recoup any prepaid royalty.  On net sales of Licensed Products, see Note C, developed by Licensee, Licensee shall pay an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.  On Net Sales of Licensor-provided Licensed Products, Licensee shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty.

As part of this transaction, Games, Inc. will also purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and certain Atari games. On December 31, 2003 Games, Inc issued 20,000 shares of convertible, redeemable and callable preferred stock in partial payment for the licenses and royalties associated with the intellectual property associated with Games.com. When Atari redeems or converts 10,250 shares of Games preferred stock activates the license agreement that has a five year term and a renewal option by Games, Inc for an additional five years.

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

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2003. The Asset Purchase Agreement grants Games, Inc. exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (as defined). Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com. On April 8, 2004 Atari and Exent announced the following press release: Atari Launches Online Gaming Subscription Service Using Exent's Turnkey Solution

Atari leverages its huge back-catalog of games to become the first publisher to capitalize on an online gaming service market expansion opportunity

Bethesda, MD, April 8, 2004 - Exent Technologies Inc., the global leader in secure digital software delivery technologies, announced today that Atari, Inc. (Nasdaq: ATAR), a leader in interactive entertainment, has launched its online gaming and software service, powered by Exent Technologies' EXEtender™ Turnkey solution. The service, available to customers worldwide, enables broadband users to enjoy a variety of games and software and targets casual as well as hard-core gamers through a monthly "all-you-can-eat" subscription model.

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

The parties are now in the document production stage of discovery and expect depositions to begin in October. A trial date has not been set.. The Company intends to vigorously prosecute and defend this action, management has indicted that they believe that the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

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

On September 17, 2004 the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns its Chief Financial Officer acquired 600,000, 150,000 and 250,000 shares of Games, Inc stock respectively through Games Inc Deferred Comp Plan at $0.50 per share. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements. "Forward-looking statements are made based upon the Company’s management and their current expectations and beliefs concerning future developments and their potential effects upon us. The Company’s actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this Form 10-KSB under "Risk Factors."

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

•

professional and consulting fees

•

write-off of software and intangibles


Total revenue for the years ended June 30, 2004 and June 30, 2003 was $462,378 and $218,049, respectively.

	Year Ended June 30, 2004		Year Ended June 30, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$241,980	52.3%	$140,986	64.7%

2. Lottery services	153,584	33.2%	68,693	31.5%

3. Subscriptions and fees	66,814	14.5%	8,370	3.8%

Total	$462,378	100.0%	$218,049	100.0%


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

The Company finances its operations and capital requirements primarily through the issuance of common stock and the issuance of notes. For the years ended June 30, 2004 the Company received cash totaling $1,351,000 from the issuance of common stock and $175,000 from issuance of  notes.

As of June 30, 2004, the Company had $3,667,488 in current liabilities compared to current assets of $312,037.

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

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In January 2003 and revised in December 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Richard O. Coleman, age 42, Director since February 5th 2004, President, Chief Executive Officer and Chairman of the Board of NextGen Fiber Optics, LLC. He incorporates his extensive knowledge of supplier diversity issues and over 20 years of finance, management, sales and marketing experience to oversee the day-to-day operations of the company and to spearhead its sales and marketing strategies. NextGen Fiber Optics, LLC manufactures a full line of passive fiber optic cables that service the Telecommunications, MSO’s, Distribution, Military/Specialty and OEM markets. NextGen is the only minority owned fiber optic cable manufacturer with manufacturing operations in the USA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and more than ten percent stockholders of the outstanding Class A Common Stock (collectively, "Reporting Persons") to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Class A Common Stock with the SEC. These persons are required to furnish the Company with copies of all Section 16(a) reports that they file.

To the Company's knowledge, based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended June 30, 2004, the Company believes that all Reporting Persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2004.

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


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

Revised Employment Agreement dated July 1, 2002 between Games, Inc. and Roger W. Ach II

10.103  Deferred Compensation Plan dated December 15, 2003.

10.113  Asset Purchase Agreement for Games.com dated December 31, 2003.

10.123  Certificate of Designation dated December 31, 2003 for Games, Inc. Preferred Sock series AA.

10.133  Chicago West Pullman, LLC letter Agreement.

10.14

License and Merchandising Agreement with Late for the Sky Production Company, Inc. dated September 27,2004

10.15

Addendum to License and Merchandising Agreement with Late for the Sky Production Company, Inc. dated September 27,2004.

14.1

Code of Business Conduct and Ethics

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

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.

2Incorporated by reference to the Company's Form 10-SB filed November 6, 2003.

3Incorporated by reference to the Company's Form SB-2 filed March 31, 2004

Registration Statement No. 333-112170

4Incorporated by reference to the Company's Form SB-2 filed June 22, 2004

Registration Statement No. 333-116713


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

As part of the transaction, Games, Inc. will also be granted digital licenses and sublicenses with respect to certain formats to a number of popular games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE, as well as certain Atari games.

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

The following is a summary of the fees billed to us by Marcum & Kliegman LLP for professional services rendered for the fiscal years ended June 30, 2004 and June 30, 2003:

Fee Category

Fiscal 2004 Fees

Fiscal 2003 Fees

----------------------

----------------

----------------

Audit Fees

$45,000

$45,000

Audit-Related Fees

$65,000

--

Tax Fees

--

--

All Other Fees

--

--

----------

----------

Total Fees

$110,000

$45,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports, audit related services that are normally provided by Marcum & Kliegman LLP in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

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

GAMES, INC.

/S/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: November 3, 2004

SIGNATURES

TITLE

DATE

---------

           -------                                       -------

/s/ Roger W. Ach, II

    Chief Executive Officer, Director

November 3, 2004

----------------------------------      (Principal Executive Officer)

Roger W. Ach II

/s/ Myles Cairns

    Chief Financial Officer

November 3, 2004

----------------------------------      (Principal Financial and Accounting Officer)

Myles S. Cairns

    Executive Vice-President

November 3, 2004

    Chief Operating Officer,

    Secretary, Treasurer and Director

/s/ Carol A. Meinhardt

--------------------------------

Carol A. Meinhardt

/s/ Thomas C. Joseph

        Director

November 3, 2004

--------------------------------

Thomas C. Joseph

        Director

November 3, 2004

--------------------------------

Richard O. Coleman

/s/ George Blake

        Director

November 3, 2004

--------------------------------

George R. Blake

        Director

November 3, 2004

--------------------------------

Edward J. VonderBrink

/s/ George Vredeveld

        Director

November 3, 2004

--------------------------------

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

Date:  November 3, 2004

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

Date:  November 3, 2004

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

November 3, 2004

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

Date:

November 3, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity (Deficiency)	F-5-6
Consolidated Statements of Cash Flows	F-7-8
Notes to Consolidated Financial Statements	F-9-28

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

/s/ Marcum & Kliegman LLP

September 15, 2004

New York, New York

Games, Inc. and Subsidiary

Consolidated Balance Sheet

June 30, 2004

Assets

Current assets
Cash	$ 33,067
Accounts receivable – trade, net	27,089
Prepaid expenses	251,881

Total current assets		$ 312,037

Property, equipment and software, net		141,117
Deposit on Games.com assets		3,214,583
Intangibles, net		162,937

Total assets		$3,830,674

Liabilities and Stockholders' Deficiency

Current liabilities
Notes payable	$ 593,859
Accounts payable and accrued liabilities	1,250,665
Accrued litigation and judgments	153,500
Accrued officers salaries	591,488
Due to related parties	52,976
Series AA Convertible Redeemable Preferred stock,
Issued for deposit on Games.com assets; see Note C	1,025,000
Total current liabilities		$ 3,667,488

Convertible promissory note		110,000
Series AA Convertible Redeemable Preferred stock, issued for deposit on Games.com assets; see Note C		2,000,000

Total liabilities		5,777,488

Commitments and contingencies

Stockholders' deficiency
Series A Preferred stock, $.001 par value, 20,000,000 shares
Authorized; 550 issued and outstanding	1
Common stock, $0.001, 65,000,000 shares authorized,
23,718,832 issued and 23,245,832 shares outstanding	23,718
Additional paid-in capital	35,525,270
Accumulated deficit	(37,452,499)
Less treasury stock, at cost 14,500 shares	(43,304)
Stockholders' deficiency		(1,946,814)

Total liabilities and stockholders’ deficiency		$ 3,830,674

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended June 30, 2004 and 2003

	2004	2003

Revenues	$ 462,378	$ 218,049
Cost of revenues	144,040	73,460

Gross profit	318,338	144,589

Operating expenses
Selling, general and administrative expenses	3,403,484	2,760,198
Impairment of software and intangibles	--	324,914

Total operating expenses	3,403,484	3,085,112

Operating loss	(3,085,146)	(2,940,523)

Interest expense	(148,014)	(62,216)
Legal settlements	_______--	482,900

Net loss	$(3,233,160)	$(2,519,839)

Per Share Information:
Weighted average common stock outstanding -
basic and diluted	19,040,128	16,200,358

Net loss per share - basic and diluted	$(.17)	$(.16)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

For the Years ended June 30, 2004 and 2003

					Additional
	Preferred		Common		Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Amount	Total
Balance at July 1, 2002	-	$-	8,443,127	$8,443	$31,208,541	$(31,699,500)		$-	$ (482,516)
Common stock issued in share exchange with GameBanc			7,539,582	7,540	(7,540)				-
Common stock issued in connection with the sale and exchange of GameBanc preferred stock for cash			183,250	183	366,317				366,500
Sale of common stock			143,350	143	394,857				395,000
Common stock issued in exchange for legal services			38,398	38	111,104				111,142
Stock based compensation					75,000				75,000
Compensation for variable stock Options					(155,030)				(155,030)
Beneficial Conversion Feature on Convertible Notes					88,000				88,000
Treasury stock, at cost							(14,500)	(43,304)	(43,304)
Net loss during the year	_______	________				(2,519,839)			(2,519,839)

Balance at June 30, 2003	-	$ --	16,347,707	$16,347	$32,081,249	$(34,219,339)	(14,500)	$(43,304)	$ (2,165,047)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency – Continued

For the Years ended June 30, 2004 and 2003

					Additional
	Preferred		Common		Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Amount	Total
Balance at July 1, 2003	-	$-	16,347,707	$16,347	$32,081,249	$(34,219,339)	(14,500)	$(43,304)	$(2,165,047)
Common stock issued in share exchange with GameBanc			452,150	452	(452)				-
Sale of common stock			2,902,000	2,902	1,348,098				1,351,000
Common stock issued in exchange for Convertible note			622,658	623	619,169				619,792
Common stock issued in exchange for legal settlement			406,648	407	164,593				165,000
Common stock issued in exchange for Computer equipment			150,000	150	74,850				75,000
Common stock issued in exchange for Services			1,140,000	1,140	563,710				564,850
Stock issued to Directors of Games Board			329,500	329	39,671				40,000
Stock issued to deferred compensation plan			1,000,000	1,000	434,750				435,750
Common and preferred stock issued for purchase of URL			400,000	400	199,600				200,000
Preferred stock issued in exchange for common stock	550	1	(32,331)	(32)	32				1
Net loss during the year						(3,233,160)			(3,233,160)

Balance at June 30, 2004	550	$1	23,718,332	$23,718	$35,525,270	$(37,452,499)	(14,500)	$(43,304)	$ (1,946,814)

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

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flows – Continued

For the years ended June 30, 2004 and 2003

	2004	2003

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with the second exchange (see Note A)	$ --	$7,540

Recorded beneficial conversion feature with the issuance of convertible promissory notes	$ --	$88,000

Conversion of notes payable to common and preferred stock	$618,186	$ --

Common stock issued for the acquisition of computer equipment	$75,000	$ --

Intangibles acquired through the issuance of debt, net of debt discount	$1,025,000	$ --

Prepaid royalties recorded by the issuance of preferred stock	$2,000,000	$ --

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003


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

During 2004 the Company owned or had rights to operate leading games and entertainment sites including:

www.games.com, www.games.org, www.gameland.com, www.skillmoney.com,

 www.lottery.com,  and www.cards.com. From December 31, 2003 through April 30, 2004, the Company operated the games and entertainment site www.games.com, through an Asset Purchase, Assignment and license Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004. On April 29, 2004 the Company notified Atari, Inc. that it was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. Currently, there is a lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below),  Atari, Inc. has entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own site www.atari.com. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights.

As part of this transaction, the Company purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and certain Atari games, (collectively “Licensed Products”).

The Company was incorporated on October 12, 2000 as AZAcquisition Corp., under the laws of the State of Delaware. In October of 2000 AZ Acquisition Corp. merged with Colley Corporation, an Arizona corporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley's name to AZ Acquisition Corp. and modified Colley's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of

10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share. On April 8 2004 the Company amended to the certificate of incorporation to increase the common stock to 65,000,000 shares authorized and 20,000,000 preferred shares authorized. Both classes of stock continue to have a par value of $0.001 per share.

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


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

On September 16, 2002, Colley changed its name to Games, Inc.

NOTE C – DEPOSIT ON GAMES.COM ASSETS

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note K), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of $ 5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. Net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

As part of this transaction, the Company purchased digital licenses and sublicenses with exclusive digital rights with respect to certain formats to a number of games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE and certain Atari games, (collectively “Licensed Products”). When Atari redeems or converts the 10,250 shares of Series AA Preferred Stock, it activates the above mentioned license agreement.  Furthermore, the Asset Purchase Agreement allows for the license to be renewed by Games, Inc., for an additional five years including a right of first refusal.

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

The parties have exchanged documents, and the Judge has ordered that Atari must now produce intra-company and inter-company written communications regarding contracts and negotiations between the Atari parties and third parties between January 1, 2004 and March 31, 2004 regarding online play of the Licensed Products.  Management and the Company’s counsel believes that this document production will result in a favorable outcome for the Company.

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

As a result of the uncertainties of these matters, the assets, which include the Games.com URL and the Licensed Products, have been classified as a long-term assets as “deposit on Games.com assets.”

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


Total revenues for the years ended June 30, 2004 and June 30, 2003 are as follows.

	Year Ended June 30, 2004		Year Ended June 30, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$241,980	52.3%	$140,986	64.7%

2. Lottery services	153,584	33.2%	68,693	31.5%

3. Subscriptions and fees	66,814	14.5%	8,370	3.8%

Total	$462,378	100.0%	$218,049	100.0%


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

	June 30,
	2004	2003
Net loss as reported	$3,233,160	$2,519,839

Less: stock-based employee compensation expense determined under the intrinsic value method	--	(75,000)
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	26,400	141,900

Compensation for variable stock options	_______--	__155,030

Pro forma loss	$3,259,560	$2,741,769

Pro forma loss per share- Basic and diluted	$(0.17)	$(0.17)

Pro forma Information

The fair value for the 2004 and 2003 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.:

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

New Accounting Pronouncements

In January 2003 and revised in December 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

NOTE F – PROPERTY, EQUIPMENT, AND SOFTWARE

Property, equipment and software at June 30, 2004 consist of the following:

	Amount	Estimated Useful Lives
Software	$2,916,917	5 years
Equipment	383,135	3-7 years
Furniture and fixtures	77,075	7 years
Leasehold improvements	____2,137	life of lease
	3,379,264
Less accumulated depreciation and amortization	(3,238,147)
Property, Equipment and Software, net	$ 141,117

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

SERIES AA PREFERRED STOCK

On December 31, 2003 the Company’s Board of Directors authorized the establishment of a new series of preferred stock designated as “Series AA Convertible Preferred Stock”, $.001 par value per share (“Series AA Preferred Stock”).  The Company authorized 30,250 shares of Series AA preferred stock.

On December 31, 2003 the Company issued 30,250 shares of Series AA Preferred Stock in connection with the acquisition of the deposit on Games.com assets (See Note C).

Each share of Series AA Preferred Stock has the following characteristics:


Dividends.

No dividends on the Preferred Stock shall be paid unless the amount of such dividend on the Common Stock is also paid on the Series AA Preferred Stock on an as-converted to Common Stock basis.  Otherwise, the holders of the Series AA Preferred Stock shall not be entitled to receive dividends.


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
			715,554

Redemption.

The Company may redeem the Series AA Preferred Stock at any time with 15 days written notice. The holder of Series AA Preferred Stock has the right, exercisable any time following March 29, 2004, upon written notice delivered to the Company, to require the Company to redeem an aggregate of 10,250 shares of Series AA Preferred Stock for a cash redemption price of $100 per share.  Additionally, the holder of Series AA Preferred Stock shall have the right, exercisable as of each of December 31, 2004 and December 31, 2005, upon written notice delivered to the Company at least 5 business days prior to these dates, to require the Company to redeem an aggregate of 10,000 shares of Series AA Preferred Stock per year for a cash redemption price of $100 per share. As a result of Atari’s demand for redemption, (see Note C), the Company has classified to 10,250 shares as a current liability. As a result of CWP’s guarantee, and in accordance with EITF 00-19, the Company has recorded the remaining shares as a long-term liability.

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

On April 30, 2004 Games issued to Atari a notice of default regarding the Asset Purchase Agreement dated December 31, 2003. The Asset Purchase Agreement grants Games, Inc. exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (as defined). The Company believes online versions of Licensed Products have appeared on several sites including www.Zone.com, www,Real.com, and www.Shockwave.com.

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


On May 3, 2004 Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non redemption of the 10,250 preferred shares of Games, Inc. preferred stock.


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

The parties are now in the document production stage of discovery and expect to begin depositions in November. Trial date has not been set. The Company intends to vigorously prosecute and defend this action, management has indicted that they believe that the Company will ultimately prevail on its claim that Atari, Inc. breached the Asset Purchase Agreement and its defense of Atari’s claims.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at June 30, 2004.

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