Form 10QSB
period 2004-09-30
GAMES INC
filed 2004-11-12
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes (X)

No ( )

As of October 26, 2004 there were 26,535,832 shares of the issuer’s Common Stock, $.001 par value per share, issued with 26,162,498 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No (X)

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

15

OVERVIEW AND RECENT DEVELOPMENTS

16

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30,

2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

17

REVENUE

17

COSTS AND EXPENSES

17

LIQUIDITY AND CAPITAL RESOURCES

18

ITEM 3. CONTROLS AND PROCEDURES

20

PART II.  OTHER INFORMATION

20

ITEM 1.  LEGAL PROCEEDINGS

20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

ITEM 5.  OTHER INFORMATION

23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

24

SIGNATURES

25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

September 30, 2004

(unaudited)

Assets

Current assets
Cash	$ 14,498
Accounts receivable – trade, net	9,258
Prepaid expenses	5,000

Total current assets		$ 28,756

Property, equipment and software, net		124,415
Deposit on Games.com assets		3,214,583
Intangibles, net		141,575

Total assets		$3,509,329

Liabilities and Stockholders' Deficiency

Current liabilities
Notes payable	$ 574,464
Accounts payable and accrued liabilities	1,355,847
Accrued litigation and judgments	153,500
Accrued officers salaries	294,351
Due to related parties	47,101
Series AA convertible redeemable preferred stock,
issued for deposit on Games.com assets; see Note C	1,025,000
Total current liabilities		$ 3,450,263

Convertible promissory note		110,000
Series AA convertible redeemable preferred stock, issued for deposit on Games.com assets; see Note C		2,000,000

Total liabilities		5,560,263

Commitments and contingencies

Stockholders' deficiency

Series A preferred stock, $.001 par value, 20,000,000 shares
Authorized; 550 issued and outstanding	1
Common stock, $0.001, 65,000,000 shares authorized,
25,810,832 issued and 25,422,498 shares outstanding	25,811
Additional paid-in capital	36,557,428
Deferred compensation	(452,495)
Accumulated deficit	(38,138,375)
Less treasury stock, at cost - 14,500 shares	(43,304)
Stockholders' deficiency		(2,050,934)
Total liabilities and stockholders’ deficiency		$ 3,509,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2004 and 2003

(unaudited)

	2004	2003

Revenues	$ 79,579	$ 91,173
Cost of revenues	98,699	26,205

Gross (loss) profit	(19,120)	64,968

Operating expenses	653,411	722,039

Operating loss	(672,531)	(657,071)

Interest expense	(13,345)	(29,778)

Net loss	$(685,876)	$(686,849)

Per Share Information:
Weighted average common stock outstanding -
basic and diluted	23,796,810	16,565,556

Net loss per share - basic and diluted	$(.03)	$(.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 2004 and 2003

(unaudited)

	2004	2003
Net cash flows from operating activities:
Net cash used in operating activities	$(323,194)	$(146,017)

Cash flows from investing activities:	--	--

Cash flows from financing activities:
Increase in bank overdraft	--	41,183
Repayments of capital lease obligations	--	(50,251)
(Repayments) borrowings on long-term debt	(21,500)	160,000
Repayments of due to related parties	(5,875)	(29,915)
Proceeds from issuance of stock	332,000	25,000
Net cash provided by financing activities	304,625	146,017
Net decrease in cash	(18,569)	--
Cash at beginning of period	33,067	--

Cash at end of period	$ 14,498	$ --

Cash paid for:
Interest	$ 7,191	$ 2,319

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ --	$ 165,000

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

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of September 30, 2004 and for the three months ended September 30, 2004 and 2003, are unaudited.  The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is the opinion of management that these statements include all normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of September 30, 2004 and for all periods presented.

Operating results for the three month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended June 30, 2004.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $685,876 for the three months ended September 30, 2004. Current liabilities of $3,450,263 at September 30, 2004 exceed current assets of $28,756 by $3,421,507. At September 30, 2004, the Company has a stockholders’ deficiency in the amount of $2,050,934.

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

These matters, along with those discussed in Note C, raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – DEPOSIT ON GAMES.COM ASSETS

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000, and in connection therewith entered into a five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five (5) year term of the agreement of $3,000,000 for total consideration of $ 5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the five (5) year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. Net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety in the amount of $6,025,000 has been guaranteed by Chicago West Pullman, LLC, a related party (“CWP”).

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

On May 17, 2004, Atari, Inc., Atari Interactive, Inc. filed in the United States district Court, Southern District of New York an action entitled “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC, 04 Civ. 3723(JSR) (“the federal action”). The federal action concerns the enforcabilty and breach of an Asset Purchase, License and Assignment Agreement between Games, Inc. and Atari, Inc. dated December 31, 2003, as amended (‘the Asset Purchase Agreement”). In the federal action Atari, Inc. has contended that Games, Inc. breached the Asset Purchase agreement by refusing to pay to Atari, Inc. certain consideration. Games, Inc. has contended that Atari breached the asset Purchase Agreement in various ways including, but not limited to, infringing Games, Inc.’s exclusive license for online play of the original classic versions of the Hasbro games, as defined, by allowing several other online websites including www.Zone.com, www.Real.com, and www.Shockwave.com to offer free or subscription based play of the Hasbro games (as defined).

Pursuant to the breach, Games has refused to pay the additional $3 million in advance royalties on these licenses and has refused to redeem 10,250 shares of the Series AA Preferred Stock, until the matter is satisfactorily resolved.  On May 3, 2004 Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

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

On September 7, 2004, the Atari parties consented to an injunction preventing them from disposing of any assets that are covered by the Agreement without providing the Company with thirty days written notice.

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

At September 30, 2004, the deposit on Games.com Assets consisted of the following:

Games.com URL

$1,214,583

Prepaid Royalties

  2,000,000

$3,214,583

In addition, as a result of Atari’s demand for redemption of the 10,250 shares of Series AA Preferred Stock, the Company has classified the 10,250 shares of Series AA Preferred Stock as a current liability. As a result of CWP’s guarantee, and in accordance with EITF-0019, the Company recorded the remaining shares as a long-term liability.

NOTE D – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Sources

Total revenues for the three months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30, 2004		Three months ended September 30, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 30,972	39%	$62,859	69%
2. Lottery services	35,803	45%	14,473	16%
3. Subscriptions and fees	12,804	16%	13,841	15%
Total	$79,579	100%	$91,173	100%

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

The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	September 30, 2004	September 30, 2003
Options	4,160,500	3,291,100
Warrants	--	--
Series AA Preferred Stock	715,544	--
Series A Preferred Stock	55,000	--
Convertible notes	120,000	--___
Total	5,051,044	3,291,100

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

	Three months ended
	September 30,
	2004	2003

Net loss as reported	$685,876	$ 686,849

Less: stock-based employee compensation expense determined under the intrinsic value method	--	--
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	4,150	--

Compensation for variable stock options	--	--

Pro forma loss	$ 690,026	$ 686,849

Pro forma loss per share- Basic and diluted	$ (0.03)	$ (0.04)

Pro forma Information

The fair value for the fiscal 2005 and 2004 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.

Assumptions	2004	2003

Risk-free rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	286.8%	176.7%

Average life	3.4 years	1.2 years

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

In December 2000 Gamebanc extended the expiration date of 286,000 stock options from dates ranging from April 2002 through November 2002 to January 2004.  In December 2000, the Company re-priced options to purchase approximately 1,683,000 shares of our common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FASB Interpretation No. 44 (“FIN 44”) such options became subject to variable accounting treatment.  At September 30, 2004, the fair value of our common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the stock option transactions for the three months ended September 30, 2004:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding at July 1, 2004	3,660,500	1.38
Granted	500,000	3.00
Exercised	--
Terminated	--

Options outstanding at September 30, 2004	4,160,500	$1.55

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$0.50 - $5.00	4,160,500	3.4 years	1,947,000	$1.55

NOTE E - CONVERTIBLE PROMISSORY NOTES

During 2003, the Company issued $110,000 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into one (1) share of common stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

NOTE F- LITIGATION AND CONTINGENCIES

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

For a description of this litigation see Note C – Deposit on Games.com Assets.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at September 30, 2004.

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

NOTE G – STOCKHOLDERS’ DEFICIENCY

During the three months ended September 30, 2004 Games, Inc. issued 842,500 shares of common stock for $332,000 in cash proceeds.

During the three months ended September 30, 2004 Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of September 30, 2004, 339,834 shares have not been earned and therefore are not reflected as outstanding.

During the three months ended September 30, 2004 Games, Inc. issued 325,000 shares of common stock for various consulting services to the Company with the agreed upon value of the services to be $163,000. These services have been valued in accordance with the estimated fair value of services performed.

Subsequent to the period ended September 30, 2004 the Company had the following stock issuances:

Between October 14 through 26, 2004 Games, Inc. issued 300,000 shares of its common stock to two an accredited investors for $140,000 in cash.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On October 26, 2004 Games, Inc. issued 425,000 shares of its common stock to an accredited investor in exchange for consulting services, the agreed value of the services was $178,500.  No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

No underwriter was engaged in connection with the foregoing sales of securities.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the following discussion and analysis in this Form 10-QSB and other materials filed by the company with the Commission contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements that are not historical facts, are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. Statements relating to the future anticipated direction of the industry, plans for future expansion, various business development activities, planned capital expenditures, future funding sources, anticipated sales and potential contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Games. These risks and uncertainties include, but are not limited to, those relating to development and expansion activities, dependence on existing management, financing activities, domestic and global economic conditions, changes in federal or state tax laws and market competition factors. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

The Company is a technology company operating in the area of interactive entertainment, primarily focused on Government Sponsored Lotteries and Internet Games.

The Company's principal business owns and or operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features two community-focused online game sites as well as proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. The Company also features a digital greetings site and a site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored lotteries. Revenues are largely driven by lottery information services, online advertising and subscriptions; however, proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions. For more information, please visit the Company's corporate website, www.gamesinc.net, or their portfolio sites, www.games.org, www.gameland.com, www.skillmoney.com, www.lottery.com and www.cards.com.

During 2004, the Company had an economic interest with certain rights to operate the leading games and entertainment site www.games.com from December 31, 2003 through April 30, 2004 through an Asset Purchase, Assignment and License Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004. On April 29, 2004 the Company notified Atari, Inc. that it was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. Currently, there is a lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below), Atari, Inc. has entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own site www.atari.com. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights.

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

In August 2004 the Company launched its newest website, Games.Org, which currently has over 75 free and tournament-based games, including Yippee!, Chess, Checkers, Crow, Blocks, Pyramid Solitaire, and featuring the LFTS Content including but is not limited to NEW YORK-IN-A-BOX, BIRD-OPOLY, AMERICA IN A BOX, BOOO-OPOLY, and CHRISTMAS-IN-A-BOX. This site also features the Company’s micro payment system Rolls of Quarters™ which can be used to enter skill-based tournaments where players can compete for cash prizes.

On September 27, 2004 the Company entered into a definitive agreement with Late for the Sky Production Company, (“LFTS”), to license and provide Online Access to their many popular game titles listed in Exhibit 1 of the Agreement, (“LFTS Content”). The agreement calls for an advance payment of $5,000 and minimum royalties of $50,000 calculated at 12% until the minimum royalties are achieved and 15% thereafter.

As part of this transaction, the Company purchased the exclusive right and license agreement to develop an on-line version of LFTS boxed games; use, copy, publicly display, perform, distribute, or otherwise make available on or through the Games, Inc. sites. The LFTS Content includes but is not limited to NEW YORK-IN-A-BOX, BIRD-OPOLY, AMERICA IN A BOX, BOOO-OPOLY, and CHRISTMAS-IN-A-BOX.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Revenue of $79,579 for the three months ended September 30, 2004 was $11,594 or approximately 13% less than the same period in the prior year.  The decrease is due to fewer advertising contracts reducing revenues compared to the prior period by $31,887 or approximately 51%, and subscription and fees were lower than the prior year by $1,037 or 7%, this was partially offset by lottery services revenues which increased $21,330 or 147%.

COSTS AND EXPENSES

During the three months ended September 30, 2004, the cost of revenues increased by $72,494 to $98,699 or approximately 277% more than the $26,205 for the three months ended September 30, 2003. The cost of revenues increased due to the cost of the minimum royalties required by the Lottery.com Royalty Agreement of $18,000 for the three months ended September 30, 2004, there was no comparable charge in the prior period. The

Company also has increased cost of the services pertaining to a services contract the Company entered into for the launch of the Games.com website totaling of $58,365 for the period, the Company had no revenue to offset the additional costs in the period, see Note C.

The Company incurred operating expenses of $653,411 for the three months ended September 30, 2004. This represents a decrease of $68,628 or approximately 9% compared to the operating expenses in the three months ended September 30, 2003 of $722,039. The decrease is primarily due to a reduction in depreciation and amortization expense of $245,385, depreciation and amortization expenses of $38,063 compared to $283,449 in the prior period were reduced due to assets being fully depreciated or amortized. These decreases were offset by an increase of approximately $165,151 in professional fees and services of $203,472 compared to $38,320, staff related costs increased $50,093 to $452,522 compared to $402,429 in comparable period in 2003.

Interest expense decreased from $29,778 to $13,345 or approximately 55% due to reduced debt from the comparable period in the prior year.

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

At September 30, 2004, the Company had a cash balance of $14,498 compared to $0 at September 30, 2003. Current liabilities at September 30, 2004 were $3,450,263 with current assets of $28,756. Total assets at September 30, 2004 were $3,509,329 with total liabilities of $5,560,263.

Net cash used by operating activities was $323,194 for the three month period ended September 30, 2004 compared to $146,017 for the three month period ended September 30, 2003, an increase of $177,177. The cash used by operating activities during the three months ended September 30, 2004 was primarily related to a net loss of $685,876. This amount was partially offset by depreciation and amortization of $38,064, and increased payables and accrued liabilities of $111,415 and common stock issued for services in the amount of $163,000 and $384,418 in accrued officers salaries.

Cash provided by financing activities of $304,625 for the three months ended September 30, 2004 included proceeds from the issuance of common stock of $332,000 for cash. This was offset by a repayment of debt of $21,500 and repayment to related party of $5,875.

Our Outstanding Convertible Notes

The Company has $110,000 of  5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts that were due October 31, 2004. The underlying Games, Inc.

Common Stock has is currently included in Registration Statement No. 333-116713 as the Company’s requirement to register the stock to allow the conversion of these notes at the holders option.

Under the Asset Purchase Agreement and License and Royalty Agreement, Games is committed to paying Atari, Inc. (i) $1,025,000 for the redemption of 10,250 shares of Series AA Preferred Stock (ii) $3,000,000 in cash for prepaid royalties and (iii) $2,000,000 if Atari redeems the remaining 20,000 of Series AA Preferred Stock. We are seeking investment from outside the Company to complete this transaction. Chicago West Pullman, LLC has given Atari their guarantee to complete the funding if Games is unsuccessful in finding a suitable investor.

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

Management believes that the Company will need the following cash to fund operations during the next 12 months:

Atari payments [1]
Redemption of 10,250 shares of Series AA Preferred Stock	$ 1,025,000
Cash payment for Prepaid Royalties	3,000,000

Cash needed to fund operations	2,500,000

Cash needed to fund any potential acquisitions	6,000,000

Total	$12,525,000

[1] The remaining 20,000 shares of Series AA Preferred Stock may require two additional payments of $1,000,000 on December 31, 2004 and 2005 if Atari elects to redeem the shares.

The majority shareholders of the Company have continued to fund the Company over time and are committed to seeing the Company’s business plan come to fruition and as such will continue to support the Company through capital investments until the Company reaches profitability. The Company has focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve the Company's business plan.  The Company is attempting to obtain such additional financing.  Management is also actively seeking one or more strategic investors to complete and acquisition and a strategic line extension in the games business.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its "disclosure controls and procedures" pursuant to Securities Exchange Act Rule 13a-14(c). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for these purposes as of the date of the evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

On May 17, 2004, Atari, Inc., Atari Interactive, Inc. filed in the United States district Court, Southern District of New York an action entitled “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC, 04 Civ. 3723(JSR) (“the federal action”). The federal action concerns the enforcabilty and breach of an Asset Purchase, License and Assignment Agreement between Games, Inc. and Atari, Inc. dated December 31, 2003, as amended (‘the Asset Purchase Agreement”). In the federal action Atari, Inc. has contended that Games, Inc. breached the Asset Purchase agreement by refusing to pay to Atari, Inc. certain consideration. Games, Inc. has contended that Atari breached the asset Purchase Agreement in various ways including, but not limited to, infringing Games, Inc.’s exclusive license for online play of the original classic versions of the Hasbro games, as defined, by allowing several other online websites including www.Zone.com, www.Real.com, and www.Shockwave.com to offer free or subscription based play of the Hasbro games (as defined).

The Company believes this resulted in a breach of contract by Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the breach, Games has refused to pay the additional $3 million in advance royalties on these licenses and has held up Atari’s redemption of $1 million in Games Inc. preferred stock, until the matter is satisfactorily resolved.  The payments will be made upon Games and Atari mutually agreeing to a satisfactory resolution of the above and after launch of the new site which is complete, but relaunch is delayed pending the resolution of the Atari action. Atari has given Games notice of redemption of 10,250 Series AA Preferred Stock for $1,025,000. Games is also committed to paying to Atari, Inc. $3,000,000 in additional pre-paid royalties subject to satisfactory resolution to the notice of breach. Such payments have been guaranteed by CWP.

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

On September 7, 2004, the Atari parties consented to an injunction preventing them from disposing of any assets that are covered by the Agreement without providing the Company with thirty days written notice.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately

$99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at September 30, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued the following securities during the three months ended September 30, 2004. The proceeds were used for operating and acquisition purposes:

During the three months ended September 30, 2004 Games, Inc. issued 842,500 shares of common stock for $332,000 in cash proceeds. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the three months ended September 30, 2004 Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of September 30, 2004, 309,666 shares are not outstanding until they are earned by the Executive. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the three months ended September 30, 2004, Games, Inc. issued 325,000 shares of common stock for consulting services to the Company with a fair value of $163,000. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended September 30, 2004.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

November 12, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

November 12, 2004