Form 10KSB/A
period 2003-06-30
GAMES INC
filed 2004-11-24
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB/A

AMENDMENT NO. 1

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


GAMES, INC.

FORM 10-KSB

TABLE OF CONTENTS

EXPLANATORY NOTE

4

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

4

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

4

SIGNATURES

7

CERTIFICATIONS

8



EXPLANATORY NOTE

This amendment is being filed to Form 10-k for the fiscal year ended June 30, 2003

Item 8A Controls and Procedures as required by as required by Rule 13a-15 under the Securities Exchange Act of 1934.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

No change was identified in connection with the evaluation described above that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of our evaluation described above, we have not made any significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls.

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

10.6**

2002 Long-Term Stock Incentive Plan of Games, Inc.

10.7**

Revised Employment Agreement dated July 1, 2002 between Colley Corporation and Carol A. Meinhardt

10.8**

Employment Agreement dated October 1, 2003 between Games, Inc. and Myles S. Cairns

10.9**

Revised Employment Agreement dated July 1, 2002 between Games, Inc. and Roger W. Ach II

31.1

Certification Pursuant to Section 302 of Roger W. Ach, II

31.2

Certification Pursuant to Section 302 of Myles S. Cairns

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Roger W. Ach, II

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Myles S. Cairns

*Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.

**Incorporated by reference to the Company's Form 10-SB filed November 6, 2003.

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


SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMES, INC.

/S/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: November 22 2004

SIGNATURES	TITLE	DATE

/S/ROGER W. ACH, II	Chief Executive Officer, President and Chairman of the Board	November 22, 2004

________________
Roger W. Ach, II

/S/MYLES S. CAIRNS	Executive Vice-President, Chief Financial Officer, Principal Accounting Officer	November 22 2004

_________________
Myles S. Cairns

/S/ Thomas C. Joseph	Director	November 22, 2004

___________________
Thomas C. Joseph

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

Date:  November 22, 2004

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

Date:  November 22, 2004

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

November 22, 2004

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

November 22, 2004

/s/Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

[A signed original of this written statement required by Section 906 has been provided to Games, Inc. and will be retained by Games, Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.]