Form 10KSB/A
period 2004-06-30
GAMES INC
filed 2004-12-13
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB/A

AMENDMENT No. 2

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

SIGNATURES

55

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

EXPLANATORY NOTE

This amendment number 2 is being filed to Form 10-k for the fiscal year ended June 30, 2004 to clarify the description of the Asset Purchase, Assignment and License Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004.

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

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features three community-focused online game sites with proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also features a digital greeting card site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored Lotteries. Revenues are largely driven by online advertising and subscriptions; however proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions.

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


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


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

GAMES, INC.

/s/ Myles S. Cairns

Myles S. Cairns

    Executive Vice-President

    Chief Financial Officer

Date:  December 13, 2004

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

Date:  December 13, 2004

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

Date:  December 13, 2004

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

December 13, 2004

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

December 13, 2004

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

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features three community-focused online game sites with proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also features a digital greeting card site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored Lotteries. Revenues are largely driven by online advertising and subscriptions; however proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions.

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