Form 10QSB
period 2004-12-31
GAMES INC
filed 2005-02-22
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes (X)

No ( )

As of February 17, 2005 there were 26,385,832 shares of the issuer’s Common Stock, $.001 par value per share, issued with 25,842,332 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No (X)

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUE

COSTS AND EXPENSES

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

REVENUE

COSTS AND EXPENSES

LIQUIDITY AND CAPITAL RESOURCES

ITEM 3. CONTROLS AND PROCEDURES

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

December 31, 2004

(unaudited)

Assets

Current assets
Cash	$ 16,764
Accounts receivable – trade, net	11,418
Prepaid expenses	20,000

Total current assets		$ 48,182

Property, equipment and software, net		109,638
Deposit on Games.com assets		3,214,583
Intangibles, net		120,214

Total assets		$3,492,617

Liabilities and Stockholders' Deficiency

Current liabilities
Notes payable	$ 566,921
Accounts payable and accrued liabilities	1,616,429
Accrued litigation and judgments	153,500
Accrued officers salaries	376,572
Due to related parties	46,005
Convertible promissory note	110,000
Series AA convertible redeemable preferred stock,
issued for deposit on Games.com assets; see Note C	1,025,000
Total current liabilities		$ 3,894,427

Series AA convertible redeemable preferred stock, issued for deposit on Games.com assets; see Note C		2,000,000

Total liabilities		5,894,427

Commitments and contingencies

Stockholders' deficiency

Series A preferred stock, $.001 par value, 20,000,000 shares	1
Authorized; 550 issued and outstanding
Common stock, $0.001, 65,000,000 shares authorized,
26,385,832 issued and 25,842,332 shares outstanding	26,386
Additional paid-in capital	36,801,853
Deferred compensation	(414,257)
Accumulated deficit	(38,772,489)
Less treasury stock, at cost - 14,500 shares	(43,304)
Stockholders' deficiency		(2,401,810)
Total liabilities and stockholders’ deficiency		$ 3,492,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenues	$ 94,340	$ 98,979	$173,919	$190,152
Cost of revenues sold	115,807	18,145	214,506	40,025
Gross profit (loss)	(21,467)	80,834	(40,587)	150,127

Operating expenses
Sales, general and administrative	553,085	455,679	1,168,433	898,593
Depreciation of property, equipment
and software	15,398	159,711	32,100	335,817
Amortization of intangibles	21,361	89,942	42,723	197,285
Total operating expenses	589,844	705,332	1,243,256	1,431,695
Operating loss	(611,311)	(624,498)	(1,283,843)	(1,281,568)

Interest expense	(22,803)	(29,883)	(36,147)	(59,662)
Net loss	($634,114) ==========	($654,381) ==========	($1,319,990) ==========	($1,341,230) ==========

Weighted average common shares
outstanding-basic and diluted	25,655,166 ==========	17,509,902 ==========	24,743,820 ==========	17,024,541 ==========

Net loss per share - basic and diluted	($0.02) ==========	($0.04) ==========	($0.05) ==========	($0.08) ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended December 31, 2004 and 2003

(unaudited)

	2004	2003
Net cash flows from operating activities:
Net cash used in operating activities	$(450,711)	$(491,632)

Cash flows from investing activities:	(621)	(300)

Cash flows from financing activities:
Repayments of capital lease obligations	--	(87,541)
Borrowings on long-term debt	(30,000)	140,000
Repayments of due to related parties	(6,971)	(60,192)
Proceeds from issuance of convertible notes	--	71,810
Proceeds from issuance of stock	472,000	583,500
Net cash provided by financing activities	435,029	647,577
Net (decrease) increase in cash	(16,303)	155,645
Cash at beginning of period	33,067	--

Cash at end of period	$ 16,764	$ 155,645

Cash paid for:
Interest	$ 11,985	$ 4,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows – continued
(unaudited)
	Six months ended	Six months ended
	December 31, 2004	December 31, 2003

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ -- ========	$ 165,000 ========
Common stock issued to settle note payable	$ -- ========	$ 1,610 ========
Common stock issued for services	$ 279,000 ========	$ 25,350 ========
Common stock issued for deferred compensation plan	$ 462,500 ========	$ 415,250 ========
Preferred stock issued for prepaid royalties	$ -- ========	$ 2,000,000 ========
Preferred stock issued for deposit on acquisition	$ -- ========	$ 1,025,00 ========

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

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of December 31, 2004 and for the six months ended December 31, 2004 and 2003, are unaudited.  The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is the opinion of management that these statements include all normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of December 31, 2004 and for all periods presented.

Operating results for the six month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended June 30, 2004.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,319,990 for the six months ended December 31, 2004. Current liabilities of $3,894,427 at December 31, 2004 exceed current assets of $48,182 by $3,846,245. At December 31, 2004, the Company has a stockholders’ deficiency in the amount of $2,401,810.

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

NOTE C – DEPOSIT ON GAMES.COM ASSETS

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five (5) year term of the agreement of $3,000,000 for total consideration of $ 5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the five (5) year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. Net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety in the amount of $6,025,000 has been guaranteed by Chicago West Pullman, LLC, a related party (“CWP”).

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

On May 17, 2004, Atari, Inc., Atari Interactive, Inc. filed in the United States district Court, Southern District of New York an action entitled “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC, 04 Civ. 3723(JSR) (“the federal action”). The federal action concerns the enforceability and breach of an Asset Purchase, License and Assignment Agreement between Games, Inc. and Atari, Inc. dated December 31, 2003, as amended (‘the Asset Purchase Agreement”). In the federal action Atari, Inc. has contended that Games, Inc. breached the Asset Purchase agreement by refusing to pay to Atari, Inc. certain consideration. Games, Inc. has contended that Atari breached the asset Purchase Agreement in various ways including, but not limited to, infringing Games, Inc.’s exclusive license for online play of the original classic versions of the Hasbro games, as defined, by allowing several other online websites including www.Zone.com, www.Real.com, and www.Shockwave.com  to offer free or subscription based play of the Hasbro games (as defined).

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

During September, October and November 2004, the Company and the Atari parties exchanged documents and conducted depositions.

The parties have exchanged documents, and the Judge has ordered that Atari must now produce intra-company and inter-company written communications regarding contracts and negotiations between the Atari parties and third parties between January 1, 2004 and March 31, 2004 regarding online play of the Licensed Products.  Management and the Company’s counsel believe that this document production will result in a favorable outcome for the Company.

On February 17, 2005 Games filed in the United States district Court, Southern District of New York against Atari, Inc., Atari Interactive, Inc. and Hasbro, Inc. and Jamdat Mobile, Inc. case number 05CV2227. Plaintiff Games, Inc. filed an application for a temporary restraining order and preliminary injunction against defendants Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc.

This case is related to the pending action, “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc., v. Games, Inc., Roger W. Ach II, Chicago West Pullman, LLC., 04 Civ. 3723 (JRS)”, (“the pending related action”).  Both lawsuits concern the rights and obligations of the parties under an Asset Purchase, Assignment and License Agreement Dated December 31, 2003 in which Atari Inc. conveyed to Games, Inc. an exclusive license for on line play via an Internet browser of the original classic versions of certain Hasbro and Atari copyrights and trademarks, including SCRABBLE, YAHTZEE and BOGGLE.  Both lawsuits concern the viability of the defenses offered by Atari, Inc., for their use and their transfer of the rights to online play via an internet browser of some of the very games to which Games, Inc. is entitled to an exclusive license, including SCRABBLE, YAHTZEE and BOGGLE.

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

At December 31, 2004, the deposit on Games.com Assets consisted of the following:

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

NOTE D – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Sources

Total revenues for the six months ended December 31, 2004 and 2003 are as follows:

	Three months ended December 31, 2004		Three months ended December 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 47,352	50%	$36,414	37%
2. Lottery services	32,068	34%	50,694	51%
3. Subscriptions and fees	14,920	16%	11,871	12%
Total	$94,340	100%	$98,979	100%

	Six months ended December 31, 2004		Six months ended December 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 78,324	45%	$61,819	32%
2. Lottery services	67,870	39%	106,370	56%
3. Subscriptions and fees	27,725	16%	21,964	12%
Total	$173,919	100%	$190,152	100%

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

The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

       December 31

	2004	2003
Options	3,265,458	3,298,600
Warrants	--	--
Series AA Preferred Stock	715,544	715,544
Series A Preferred Stock	55,000	110,000
Convertible notes	110,000	687,700
Total	4,1461,002	4,811,844

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

	Six months ended
	December 31,
	2004	2003

Net loss as reported	$1,319,990	$ 1,341,230

Less: stock-based employee compensation expense determined under the intrinsic value method	--	--
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	262,500	32,750

Pro forma loss	$1,582,490	$1,373,980

Pro forma loss per share- Basic and diluted	$ (0.05)	$ (0.08)

Pro forma Information

The fair value for the fiscal 2005 and 2004 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions.

Assumptions	2005	2004

Risk-free rate	4.0%	4.0%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	261.6%	314.4%

Average life	2.4 years	1.4 years

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

In December 2000 GameBanc extended the expiration date of 286,000 stock options from dates ranging from April 2002 through to January 2005.  In December 2000, the Company re-priced options to purchase approximately 1,430,000 shares of our common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FASB Interpretation No. 44 (“FIN 44”) such options became subject to variable accounting treatment.  At December 31, 2004, the fair value of our common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the stock option transactions for the Six months ended December 31, 2004:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at July 1, 2004	3,660,500	1.38
Granted	526,458	2.75
Exercised	--
Terminated	(921,500)	2.01

Options outstanding at December 31, 2004	3,265,458	$1.41

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$0.47 - $5.00	3,265,458	2.4 years	1,904,000	$1.19

New Accounting Pronouncements

In December 2004, the FASB finalized SFAS No. 123R  "Share-Based  Payment" ("SFAS 123R"),  amending SFAS No. 123, effective beginning the Company's third quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in our financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153").  This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for fiscal year ending June 2006.  The adoption of SFAS 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

NOTE E - CONVERTIBLE PROMISSORY NOTES

During 2003, the Company issued $110,000 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts due October 31, 2004. The Company is in the process of attempting to extend the terms of these Promissory Notes.  A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at December 31, 2004.

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

NOTE G – STOCKHOLDERS’ DEFICIENCY

During the six months ended December 31, 2004 Games, Inc. issued 1,142,500 shares of common stock for $472,000 in cash proceeds.

During the six months ended December 31, 2004 Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of December 31, 2004, 285,000 shares have not been earned and therefore are not reflected as outstanding.

During the six months ended December 31, 2004 Games, Inc. issued 600,000 shares of common stock for various consulting services to the Company with the agreed upon value of the services to be $279,000. These services have been valued in accordance with the estimated fair value of services performed. Accordingly the Company has recorded the cost as deferred compensation and will expense as services are performed.

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

The Company's principal business owns and or operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features two community-focused online game sites as well as proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. The Company also features a digital greetings site and a site and proprietary back-end system for the online facilitation and reporting of state and provincially-sponsored lotteries. Revenues are largely driven by lottery information services, online advertising and subscriptions; however, proprietary content delivery and decremented payment systems will enable software licensing to become a component of the revenue mix along side merchandise and lottery-driven commissions. For more information, please visit the Company's corporate website,  www.gamesinc.net, or their portfolio sites, www.games.org, www.gameland.com, www.skillmoney.com, www.lottery.com and www.cards.com

During 2004, the Company had an economic interest with certain rights to operate the leading games and entertainment site www.games.com from December 31, 2003 through April 30, 2004 through an Asset Purchase, Assignment and License Agreement, (“Asset Purchase Agreement”), entered into with Atari Inc. on December 31, 2004. On April 29, 2004 the Company notified Atari, Inc. that it was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. Currently, there is a lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below), Atari, Inc. has entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own sites www.atari.com and www.atariondemand.com. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights.

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

The following and prior discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Registration Statement. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this prospectus under "Risk Factors."

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUE

Revenue of $94,340 for the three months ended December 31, 2004 was $4,639 or approximately 5% less than the same period in the prior year.  The Company’s revenues are recognized as earned and tend fluctuate based on contracts negotiated for advertising and services. The decrease is due to fewer contracts lottery services contracts for the period but was offset by increased advertising revenues and increased revenues earned from subscriptions and fees.

	Three months ended December 31, 2004		Three months ended December 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 47,352	50%	$36,414	37%
2. Lottery services	32,068	34%	50,694	51%
3. Subscriptions and fees	14,920	16%	11,871	12%
Total	$94,340	100%	$98,979	100%

COSTS AND EXPENSES

During the three months ended December 31, 2004, the cost of revenues increased by $97,662 to $115,807 or approximately 538% more than the $18,145 for the three months ended December 31, 2003. The cost of revenues increased due to the cost of the minimum royalties required by the Lottery.com Royalty Agreement of $18,000 for the three months ended December 31, 2004, there was no comparable charge in the prior period. The Company also has increased cost of the services pertaining to a services contract the Company entered into for the launch of the Games.com website totaling of $58,635 for the period, the Company had no revenue to offset the additional costs in the period, see Note C.

The Company incurred operating expenses of $589,844 for the three months ended December 31, 2004. This represents a decrease of $115,488 or approximately 16% compared to the operating expenses in the three months ended December 31, 2003 of $705,332. The decrease is primarily due to a reduction in depreciation and amortization expense of $212,894, depreciation and amortization expenses were $36,759 compared to $249,653 in the prior period and were reduced due to assets being fully depreciated or amortized. These decreases were offset by an increase of approximately $97,406 in general and admin which relate to increased professional fees and services.

Interest expense decreased from $29,883 to $22,803 or approximately 24% due to reduced debt from the comparable period in the prior year.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

REVENUE

Revenue of $173,919 for the six months ended December 31, 2004 was $16,233 or approximately 9% less than the same period in the prior year.  The decrease is due to fewer lottery services contracts compared to the prior period by $38,500 or approximately 20%, and subscription and fees continue to grow and increased over the prior period by $5,762 or approximately 26%. Advertising revenues also increased by approximately 27% over the prior period by $16,505.

	Six months ended December 31, 2004		Six months ended December 31, 2003
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 78,324	45%	$61,819	32%
2. Lottery services	67,870	39%	106,370	56%
3. Subscriptions and fees	27,725	16%	21,964	12%
Total	$173,919	100%	$190,152	100%

COSTS AND EXPENSES

During the six months ended December 31, 2004, the cost of revenues of $214,506 compared $40,025 at December 31, 2003 was $174,481 or 436% more than the six months ended December 31, 2003 The cost of revenues increased due to the cost of the minimum royalties required by the Lottery.com Royalty Agreement of $36,000 for the six months ended December 31, 2004, there was no comparable charge in the prior period. The Company also has increased cost of the services pertaining to a services contract the Company entered into for the launch of the Games.com website totaling of $117,270 for the period, the Company had no revenue to offset the additional costs in the period, see Note C.

The Company incurred operating expenses of $1,243,256 for the six months ended December 31, 2004.  This represents a decrease of $188,439 or approximately 13% compared to the operating expenses of $1,431,695 during the six months ended December 31, 2003. The decrease was primarily attributed to a reduced depreciation and amortization costs of $74,823 compared to $533,102 for the period ended December 31, 2003. The reduction of depreciation and amortization the prior period were due to assets being fully depreciated or amortized which resulted in a reduction of expenses of $458,279 or approximately 86%. This was offset by higher general and admin costs relating to professional and investment banking services incurred during the period.

Interest expense decreased from $59,662 to $36,147 or approximately 39% due to decreased debt, principally due to conversion of convertible notes to equity and repayments on note payable in connection with cards.com.

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

At December 31, 2004, the Company had a cash balance of $16,764. Current liabilities at December 31, 2004 were $3,894,427 with current assets of $48,182. Total assets at December 31, 2004 were $3,492,617 with total liabilities of $5,894,427.

Net cash used by operating activities was $450,712 for the six month period ended December 31, 2004 compared to $491,632 for the six month period ended December 31, 2003, a decrease of $40,920. The cash used by operating activities during the three months ended December 31, 2004 was primarily related to a net loss of $1,319,990. This amount was partially offset by depreciation and amortization of $74,823, amortization of debt discount of $3,062, reduced accounts receivables of $15,671 and increased payables and accrued liabilities of $365,764 and common stock issued for services and deferred compensation in the amount of $624,874. This was offset by a reduction in accrued officer’s salaries in the amount of $214,916.

Cash provided by financing activities of $435,029 for the six months ended December 31, 2004 included proceeds from the issuance of common stock of $472,000 for cash. This was offset by a repayment of debt of $30,000 and repayment to related party of $6,971.

Our Outstanding Convertible Notes

The Company has $110,000 of 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts that were due October 31, 2004. The Company is in the process of attempting to extend the terms of these Promissory Notes. The underlying Games, Inc. Common Stock has is currently included in Registration Statement No. 333-116713 as the Company’s requirement to register the stock to allow the conversion of these notes at the holder’s option.

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

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

In early January 2004, the Company and Atari, Inc. (“Atari”) executed an Asset Purchase, Assignment and License Agreement (“the Asset Purchase Agreement”), the subjects of which are the purchase by the Company of the www.games.com domain name (“the URL”) and the grant to the Company of an exclusive five-year license for online play of the original classic versions of certain Hasbro, Inc. (“Hasbro”) games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE, and for online play of certain formats of certain Atari games.  The Asset Purchase Agreement provides the Company with the right to renew the exclusive license for an additional five years.

The consideration for the Asset Purchase Agreement was the Company’s payment of $100,000 cash and 10,250 shares of Series AA Preferred Stock (valued at $1,025,000) and a schedule for royalty payments over a five-year period.  More specifically, as to the royalty structure, the Asset Purchase Agreement provides that, initially, the Company pay consideration of 20,000 shares of Series AA Preferred Stock (valued at $2,000,000), and, thereafter, the Company pay additional minimum royalty payments in the amount of $3,000,000 over the term of the Asset Purchase Agreement (“Prepaid Royalty”).  Royalties are divided into two groups: royalties that the Company may recoup against the Prepaid Royalty and royalties that may not be so recouped.

Chicago West Pullman, LLC, (“CWP”), a related party, guaranteed the obligations of the Company under the Asset Purchase Agreement.

On January 12, 2004, the Company made the $100,000 cash payment and delivered 30,250 shares of Series AA Preferred Stock.

After execution of the Asset Purchase Agreement, the Company became concerned that Atari would not exercise good faith in the performance of its contractual obligations.  Despite the language and practicalities of the Asset Purchase Agreement, Atari: failed to maintain the operation of www.games.com in an appropriate manner; mishandled the placement of advertising on the aforesaid website; failed to provide games with updated or new versions of the games that could be used by the Company in the interim until the Company developed its own versions of the games; failed to arrange a meeting among representatives of the Company, Atari and Hasbro in order to establish an approval process for the new www.games.com website.  Even worse, during the ensuing lawsuit, discussed below, the Company learned that, in early 2004, Atari planned the launch of the web site Atari On Demand, featuring play of the original classic versions of the identical games covered by the Company’s exclusive license!

In March 2004, the parties’ attorneys exchanged letters, claiming breaches of contract by the other party.

Consequently, the parties executed a document entitled “Settlement Agreement and Mutual Release (“the Settlement Agreement”).  Pursuant to the Settlement Agreement, the Company and Atari agreed to mutually reciprocal releases as to any and all actions, causes of actions or obligations and “any other claim . . . (whether such claims are asserted or are unasserted, known or unknown, claimed or suspected . . .) arising out of or pertaining to any . . . matter of any kind pertaining to a breach of [the party’s] obligations under the Asset [Purchase] Agreement that occurred on or prior to [March 31, 2004].”  Pursuant to the Settlement Agreement, the new transfer or closing date was April 30, 2004.

In April 2004, once again, it became apparent that Atari had no intention of honoring its contractual obligations.  Both Yahoo Games On Demand and Atari On Demand offered subscriptions for online play of games that were covered by the Company’s exclusive license - and Atari declared unequivocally that this infringing activity was permissible under the Asset Purchase Agreement.

Accordingly, in April 2004, the attorneys for the Company and Atari exchanged letters, claiming that the other party had breached the Asset Purchase Agreement.  On May 17, 2004, while the Company and Atari were still discussing a resolution of their dispute, Atari, Atari Interactive, Inc. (“Atari Interactive”) and Hasbro filed in the United States District Court, Southern District of New York an action entitled “Atari, Inc., Atari Interactive, inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago-West Pullman LLC,” 04 Civ. 3723 (JSR)(“the federal action”).

On May 18, 2004, the Court granted a temporary restraining order against the Company, the Company’s CEO and CWP from operating the www.games.com website and the exclusively licensed games.  Thereafter, the Company consented to the entry of a preliminary injunction pending discovery in the federal action.

On June 16, 2004, the Company served its Answer and Counterclaim, stating that Atari had breached the Asset Purchase Agreement in various ways, including allowing other web sites to feature the games that Atari had exclusively licensed to the Company.  The Answer denied the essential allegations of the Complaint and interposed various defenses, including unclean hands, breach of the implied obligation of good faith and an fair dealing contained in the Asset Purchase Agreement, and breach of the implied obligation of good faith and fair dealing contained in the Settlement Agreement, breach of contract regarding the Asset Purchase Agreement; breach of contract regarding the Settlement Agreement.

The Counterclaim states five claims for relief, to wit:  breach of the Asset Purchase Agreement, breach of the Settlement Agreement, breach of the implied obligation of good faith and fair dealing under the Asset Purchase Agreement, breach of the implied obligation of good faith and fair dealing under the Settlement Agreement, and unfair competition.

On September 7, 2004, Atari, Atari Interactive, Inc. and Hasbro consented to a restraint preventing them from disposing of any assets that are covered by the Asset Purchase Agreement.

During September, October and November 2004, the Company and the Atari parties exchanged documents and conducted depositions.

The Company believes that this discovery demonstrates that Atari committed purposeful breaches of trust in violation of the Asset Purchase Agreement.  In fact, the Company has prepared and submitted to the Honorable Jed S. Rakoff a CD-ROM proving that Atari’s use of the relevant games on Atari On Demand violates the Company’s exclusive license because the game play is effectuated through use of a web browser–specifically Internet Explorer.  The CD-ROM also refutes the other excuses ventured by Atari for its purposeful wrongdoing.  On January 12, 2005, in open court, Judge Rakoff stated that the CD-ROM (with certain changes) will be admitted into evidence in connection with the pending motions.  The CD-ROM (in its current form) is available for review on the website site.

On February 17, 2005 Games filed in the United States district Court, Southern District of New York against Atari, Inc., Atari Interactive, Inc. and Hasbro, Inc. and Jamdat Mobile, Inc. Plaintiff Games, Inc. filed an application for a temporary restraining order and preliminary injunction against defendants Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc.

This case is related to the pending action, “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc., v. Games, Inc., Roger W. Ach II, Chicago West Pullman, LLC., 04 Civ. 3723 (JRS)”, (“the pending related action”).  Both lawsuits concern the rights and obligations of the parties under an Asset Purchase, Assignment and License Agreement Dated December 31, 2003 in which Atari Inc. conveyed to Games, Inc. an exclusive license for on line play via an Internet browser of the original classic versions of certain Hasbro and Atari copyrights and trademarks, including  SCRABBLE, YAHTZEE and BOGGLE.  Both lawsuits concern the viability of the defenses offered by Atari, Inc., for their use and their transfer of the rights to online play via an internet browser of some of the very games to which Games, Inc. is entitled to an exclusive license, including SCRABBLE, YAHTZEE and BOGGLE.

The Company intends to vigorously prosecute and defend this action, Management has indicated that they believe that the Company will ultimately prevail on its claim that Atari breached the Asset Purchase Agreement and its defense of Atari’s claims. However, there is no guarantee that the Company will be successful in the federal action.

Prior to the injunction, the Company overhauled and rebuilt www.Games.com site; to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  If the Company is successful in the federal action, the Company plans to launch the upgraded Games.com site immediately.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the

Company was attempting to negotiate and resolve his claims.  Currently, approximately $99,000 remains unpaid on this judgment.  Such amount is included in accrued litigation settlement and judgments at December 31, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued the following securities during the six months ended December 31, 2004. The proceeds were used for operating and acquisition purposes:

During the six months ended December 31, 2004 Games, Inc. issued 1,142,500 shares of common stock for $472,000 in cash proceeds. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the six months ended December 31, 2004 Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of December 31, 2004, 285,000 shares are not outstanding until they are earned by the Executive. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During the six months ended December 31, 2004, Games, Inc. issued 325,000 shares of common stock for consulting services to the Company with a fair value of $163,000. No sales commissions were paid in connection with this transaction.  The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended December 31, 2004.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  February 17, 2005

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

Date:  February 17, 2005

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

Date:  February 17, 2005

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

February 17, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

February 17, 2005