Form 10QSB
period 2005-03-31
GAMES INC
filed 2005-05-23
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes (X)

No ( )

As of  May 23, 2005 there were 26,595,002 shares of the issuer’s Common Stock, $.001 par value per share, issued with 26,107,377 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ( )

No (X)

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART I.  FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

17

FORWARD-LOOKING STATEMENTS

17

OVERVIEW AND RECENT DEVELOPMENTS

18

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005

COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

21

REVENUE

21

COSTS AND EXPENSES

22

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2005

COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

22

REVENUE

22

COSTS AND EXPENSES

23

LIQUIDITY AND CAPITAL RESOURCES

23

ITEM 3. CONTROLS AND PROCEDURES

26

PART II.  OTHER INFORMATION

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

30

ITEM 5.  OTHER INFORMATION

30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31

SIGNATURES

32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
March 31, 2005
(unaudited)
Assets
Current assets
Cash	$ 355,217
Accounts receivable – trade, net	41,582
Prepaid expenses	25,000
Total current assets		$ 421,799

Property, equipment and software, net		96,985
Deposit		100,000
Deposit on Games.com assets (See Note C)		3,214,583
Intangibles, net		223,852

Total assets		$4,057,219

Liabilities and Stockholders' Deficiency

Current liabilities
Notes payable	$ 227,508
Accounts payable and accrued liabilities	1,298,690
Accrued officers salaries	124,997
Due to related parties	45,005
Convertible promissory note	100,000
Series AA convertible redeemable preferred stock,
issued for deposit on Games.com assets; see Note C	3,025,000
Total current liabilities		$ 4,821,200

Commitments and contingencies

Stockholders' deficiency

Series A convertible preferred stock, $.001 par value, 20,000,000 shares authorized; 22,359 issued and 20,859 outstanding (liquidation preference $100 per share)	2,235,922
Common stock, $0.001, 65,000,000 shares authorized,
26,595,002 issued and 26,107,377 shares outstanding	26,595
Additional paid-in capital	39,152,125
Deferred compensation	(374,402)
Accumulated deficit	(41,760,917)
Less treasury stock, at cost - 14,500 shares	(43,304)
Total Stockholders' deficiency		(763,981)
Total liabilities and stockholders’ deficiency		$ 4,057,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenues	$ 106,835	$ 165,117	$ 280,754	$ 355,269
Cost of revenues sold	112,937	31,683	327,443	71,708
Gross (loss) profit	(6,102)	133,434	(46,689)	283,561

Operating expenses
Sales, general and administrative	685,092	649,465	1,853,525	1,556,683
Stock based compensation	--	420,750	--	420,750
Depreciation of property, equipment
and software	14,031	160,237	46,131	496,054
Amortization of intangibles	21,361	171,978	64,084	369,263
Total operating expenses	720,484	1,402,430	1,963,740	2,842,750
Operating loss	(726,586)	(1,268,996)	(2,010,429)	(2,559,189)

Interest expense	(18,224)	(60,967)	(54,371)	(120,629)
Net loss	(744,810)	(1,329,963)	(2,064,800)	(2,679,818)
Series A convertible preferred stock deemed dividends	(2,243,618)	--	(2,243,618)	--

Net loss attributable to common Stockholders	($2,988,428)	($1,329,963)	($4,308,418)	($2,679,818)

Weighted average common shares
outstanding-basic and diluted	25,899,599	20,186,597	25,123,455	18,070,569
Net loss per share from operations	($0.03)	($0.07)	($0.08)	($0.15)
Series A convertible preferred stock deemed dividends	($0.09)	--	($0.09)	--
Net loss attributable to common stockholders per share – basic and diluted	($0.12)	($0.07)	($0.17)	($0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Nine months ended March 31, 2005 and 2004

(unaudited)

	2005	2004
Net cash flows from operating activities:
Net cash used in operating activities	$(1,181,428)	$(1,041,121)

Cash flows from investing activities:
Purchase of equipment	(1,999)	(13,406)
Deposit	(100,000)	--
Net cash used in investing activities	(101,999)	(13,406)

Cash flows from financing activities:
Repayments of capital lease obligations	--	(100,515)
(Repayments) borrowings on long-term debt	(61,250)	175,000
Repayments of due to related parties	(7,971)	(68,010)
Redemption of preferred stock	(23,000)	--
Proceeds from issuance of securities	1,697,798	1,088,500
Net cash provided by financing activities	1,605,577	1,094,975
Net increase in cash	322,150	40,448
Cash at beginning of period	33,067	--

Cash at end of period	$ 355,217	$ 40,448

Cash paid for:
Interest	$ 16,304	$ 11,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows – continued
(unaudited)
	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle litigation	$ -- ========	$ 165,000 ========
Common stock issued to settle note payable	$ -- ========	$ 1,610 ========
Common stock issued to settle accounts payable	$ 240,582 ========	$ -- ========
Common stock issued for services	$ 205,000 ========	$ 260,000 ========
Common stock issued for deferred compensation plan	$ 587,500 ========	$ 415,250 ========
Preferred stock issued for deferred compensation plan	$ 450,000 ========	$ -- ========
Preferred stock issued for repayment of notes	$ 310,900 ========	$ -- ========
Preferred stock issued for purchase of intangible assets	$ 125,000 ========	$ 2,000,000 ========
Preferred stock issued for deposit on acquisition	$ -- ========	$ 1,025,000 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Games, Inc. (“Games” or the “Company”) along with its majority owed subsidiary GameBanc, Inc., (“GameBanc”) is an online media and information service operating in the area of interactive entertainment primarily focusing on government sponsored lotteries and internet games.

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of March 31, 2005 and for the nine months ended March 31, 2005 and 2004, are unaudited.  The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is the opinion of management that these statements include all normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2005 and for all periods presented.

Operating results for the nine month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended June 30, 2004.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,064,800 for the nine months ended March 31, 2005. Current liabilities of $4,821,200 at March 31, 2005 exceed current assets of $421,799 by $4,399,401. At March 31, 2005, the Company has a stockholders’ deficiency in the amount of $763,981.

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that (i) by obtaining a license to sell lottery tickets online and (ii) if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through the near term and (iii) and continues to seek a legal or negotiated settlement on the Atari litigation as well as a more profitable repositioning of our Cards.com property.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, or be successful in its suit with Atari, see Note C, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

NOTE C – DEPOSIT ON GAMES.COM ASSETS

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Convertible Redeemable Preferred Stock, (‘Series AA Preferred Stock”), valued at $1,025,000 and  in connection therewith entered into a  five (5) year royalty agreement which provided initial consideration of 20,000 shares of Series AA Convertible Redeemable Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five (5) year term of the agreement of $3,000,000 for total consideration of $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the five (5) year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. Net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety in the amount of $6,025,000 has been guaranteed by Chicago West Pullman, LLC, a related party (“CWP”).

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

On May 17, 2004, Atari, Inc., Atari Interactive, Inc. filed in the United States District Court, Southern District of New York an action entitled “Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC, 04 Civ. 3723(JSR) (“the federal action”). The federal action concerns the enforceability and breach of an Asset Purchase, License and Assignment Agreement between Games, Inc. and Atari, Inc. dated March 31, 2004, as amended (‘the Asset Purchase Agreement”). In the federal action Atari, Inc. has contended that Games, Inc. breached the Asset Purchase agreement by refusing to pay to Atari, Inc. certain consideration. Games, Inc. has contended that Atari breached the Asset Purchase Agreement in various ways including, but not limited to, infringing Games, Inc.’s exclusive license for online play of the original classic versions of the Hasbro games, as defined, by allowing several other online websites including www.Zone.com, www.Real.com, and www.Shockwave.com  to offer free or subscription based play of the Hasbro games (as defined).

Pursuant to the breach, Games has refused to pay the additional $3 million in advance royalties on these licenses and has refused to redeem 10,250 shares of the Series AA Convertible Redeemable Preferred Stock, until the matter is satisfactorily resolved.  On May 3, 2004, Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

On May 18, 2004, the Court granted a temporary restraining order against the Company and the Company’s CEO from operating the Games.com site and the Licensed Products.

On June 16, 2004, Games served its Answer and Counterclaim (“Counterclaim”) to the complaint. In its Counterclaim, Games alleges that the plaintiffs breached the Asset Purchase Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use the Licensed Products that Games claims are part of its exclusive license under the Asset Purchase Agreement.

Prior to the injunction Games, Inc. began to upgrade graphics, security, chat features and functionality of the www.Games.com site to allow for enhanced play within the current play pattern and to allow for skill-based tournament play for merchandise prizes.  If the Company is successful in the action against Atari, the Company plans to launch the upgraded Games.com site immediately.

As a result of the uncertainties of these matters, the assets, which include the Games.com URL and the Licensed Products, have been classified as long-term assets as “Deposit on Games.com Assets.”

At March 31, 2005, the Deposit on Games.com Assets consisted of the following:

Games.com URL

$1,214,583

Prepaid Royalties

  2,000,000

$3,214,583

In addition, as a result of Atari’s demand for redemption of the 20,250 shares of Series AA Convertible Redeemable Preferred Stock, the Company has classified the 20,250 shares of Series AA Preferred Stock as a current liability. The remaining 10,000 shares of Series AA Preferred Stock are redeemable on December 31, 2005. As a result the Company recorded the remaining shares as a current liability.

In the matter of Atari, Inc., et al. v. Games, Inc., et al. 04 Civ. 3723, the Court granted Atari’s pending motions for summary judgment and to dismiss. Games, Inc. has filed a motion for reconsideration.

By Memorandum Order dated May 4, 2005, (the ruling”), the Court assessed damages against defendants-counterclaimants Games, Inc., (‘the Company”), Chicago West Pullman and Roger W. Ach II. This ruling was in favor of Atari and Hasbro and damages may be assessed in the final ruling up to $5,000,000, or approximately 80% of the initial transaction value. The Judge has not issued a definitive order determining damages in the case. The Company’s Counsel believes that the Company, Inc. has several meritorious grounds on which to appeal the lower court decision, as to liability and damages.

Games, Inc. intends to vigorously pursue its rights and remedies in the Atari litigation, ,upon the filing of an appeal by the Company,  which will proceed to the appellate court level. If the Company is unsuccessful in pursuing all of its legal remedies, then there could be a possible adverse effect on development of certain of its branded game properties and the operations of the Company.

NOTE D – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Sources

Total revenues for the nine months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31, 2005		Three months ended March 31, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 55,597	52%	$43,017	26%
2. Lottery services	37,540	35%	98,485	60%
3. Subscriptions and fees	13,698	13%	23,615	14%
Total	$106,835	100%	$165,117	100%

	Nine months ended March 31, 2005		Nine months ended March 31, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 133,921	48%	$104,837	30%
2. Lottery services	105,409	38%	204,853	57%
3. Subscriptions and fees	41,424	14%	45,579	13%
Total	$280,754	100%	$355,269	100%

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

In accordance with EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," the Company uses the two-class method to calculate the effect of the participating Series A Convertible Preferred Stock, (“Series A Preferred Stock”), and Series AA Convertible Redeemable Preferred Stock on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series A Preferred Stock and Series AA Preferred Stock on diluted EPS.  The adoption of EITF Issue No. 03-6 did not require any changes to the Company's calculation of EPS.

The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	March 31,
	2005	2004
Options	2,120,458	3,488,500
Warrants	5,595,846	--
Series AA Preferred Stock	715,544	715,544
Series A Preferred Stock	5,455,596	110,000
Convertible notes	25,000	110,000
Total	13,912,444	4,424,044

Accordingly, basic and diluted loss per share are identical.

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

	Nine months ended
	March 31,
	2005	2004

Net loss as reported	$2,064,800	$ 2,679,818

Less: stock-based employee compensation expense determined under the intrinsic value method	--	--
Add: stock-based employee compensation expense determined under fair value-based methods for all awards	328,640	22,750

Compensation for variable stock options	--	(420,750)
Pro forma loss	$2,393,440	$ 2,281,818

Pro forma loss per share- basic and diluted	$ (0.10)	$ (0.13)

Pro forma Information

The fair value for the fiscal 2005 and 2004 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $1.75 and $0.36 respectively per share with the following weighted-average assumptions.

Assumptions	2005	2004

Risk-free rate	4.0%	4.0%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	261.6%	272.0%

Average life	2.4 years	1.5 years

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

In December 2000, GameBanc extended the expiration date of 286,000 stock options from dates ranging from April 2002 through January 2005.  In December 2000, the Company re-priced options to purchase approximately 1,430,000 shares of common stock from an exercised price of $10 per share to $1.00 per share.  Pursuant to FASB Interpretation No. 44 (“FIN 44”) such options became subject to variable accounting treatment.  At March 31, 2005, the fair value of the Company’s common stock was less than the exercise price and accordingly the Company recognized no stock based compensation for variable accounting treatment.

The following summarizes the stock option transactions for the nine months ended March 31, 2005:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at July 1, 2004	3,660,500	$ 1.38
Granted	526,458	2.75
Exercised	--
Terminated	(2,066,500)	1.45

Options outstanding at March 31, 2005	2,120,458	$ 1.65

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$0.47 - $5.00	2,120,458	4.1 years	1,234,000	$0.86

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

NOTE E - CONVERTIBLE PROMISSORY NOTES

During 2003, the Company issued a $100,000 5% and 6% convertible promissory notes (the “Promissory Notes”) due on October 31, 2004. The Company is currently in default and is in the process of attempting to extend the terms of these Promissory Notes. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

The Promissory Notes including accrued interest are convertible into one (1) share of common stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

As of March 31, 2005 there are $100,000 in Promissory Notes outstanding.

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

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Mr. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims

On August 27, 2003, the Company filed a law suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies. Toadgames and the Company have recently entered into a settlement agreement with Games agreeing to pay Chris Hunter $12,000 on January 27, 2005 and two additional payments of $12,000 paid April 20, 2005 and with a final payment due on July 20, 2005 for a total $36,000.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE G – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the nine months ended March 31, 2005, Games, Inc. issued 1,142,500 shares of common stock for $472,000 in gross proceeds.

During the nine months ended March 31, 2005, Games, Inc. issued 121,170 shares of common stock to settle accounts payable for $75,061.

During the nine months ended March 31, 2005, Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of March 31, 2005,  260,125 shares have not been earned and therefore are not reflected as outstanding.

During the nine months ended March 31, 2005, Games, Inc. issued 438,000 shares of common stock for various consulting services to the Company with the agreed upon value of the services to be $228,000 These services have been valued in accordance with the estimated fair value of services performed. Accordingly the Company has recorded the cost as deferred compensation and will expense as services are performed.

During the nine months ended March 31, 2005, Games, Inc. issued 250,000 shares of common stock to an employee for $125,000 to be placed in the Games, Inc. Deferred

Compensation Plan as payment for a perpetual exclusive license to all games which the employee has developed or will develop during the term of his employment with Games.

Games, Inc. issued a warrant to purchase 140,250 shares, for investment banking services, of its common stock to an accredited investor for $0.5125 per share as part of an agreement for investment banking services. The agreed upon value of these services was $57,480.

Series A Convertible Preferred Stock

On February 3, 2005 the Company’s Board of Directors authorized the establishment of a new series of preferred stock designated as “Series A Convertible Preferred Stock”, $.001 par value per share (“Series A Convertible Preferred Stock”).  The Company authorized 50,000 shares of Series A Preferred Stock.

During the nine months ended March 31, 2005, Games, Inc. redeemed for cash 550 Series A Preferred shares for $23,000 and issued 12,258 shares of its Series A Preferred Stock for $1,225,800 in cash.  In addition Games, Inc. issued 1,654 shares of its Series A Preferred Stock an accredited investor to settle accounts payable for $165,400.  Games, Inc. issued 3,947 shares of its Series A Preferred Stock to three accredited investors to convert $394,700 in notes due to equity.

During the nine months ended March 31, 2005, Games, Inc. issued to the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns, its Chief Financial Officer each acquired 1,500 shares of Games, Inc Series A Preferred Stock through the Games, Inc. Deferred Compensation Plan at $100 per share.  As of March 31, 2005, these shares have not been earned and therefore are not reflected as outstanding.

Each share of Series A Preferred Stock has the following characteristics:

Dividends.

The Preferred Stock shall have a 6% coupon to be paid in cash or common stock at the Company’s option on the first day of each quarter with the first payment due July 1, 2005.

Liquidation Preference.

The holder of each outstanding share of Series A Preferred Stock shall be entitled to receive, a liquidation preference in the amount of $100 per share subject to certain restrictions (as defined).

Voting Rights.

The holders of Series A Preferred Stock shall not have voting rights.

Conversion.

The holders of the Series A Convertible Preferred Stock shall have conversion rights as follows:

Each share of its Series A Convertible Preferred Stock is immediately convertible into 244 shares of common stock, or $0.41 per share.

Warrant.

Each share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share.

Beneficial Conversion Feature.

Pursuant to EITF 98-5 the Company recorded a deemed dividend in the amount of $2,235,900 to reflect the beneficial conversion feature of the Series A Preferred Stock.

NOTE H – DEPOSIT

The Company paid $100,000 for a cash deposit on a pending acquisition of URL and other related assets and is committed to paying an additional $1,500,000 to complete this transaction in our fiscal fourth quarter 2005. If the Company fails to close the transaction by July 1, 2005 the Company will loose its deposit and is committed to paying an additional  penalty of up to $100,000.

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

OVERVIEW AND RECENT DEVELOPMENTS

Games, Inc., (the “Company”) is a leading online media and value-added information service operating in the area of interactive entertainment primarily focused on Government Sponsored Lotteries and Internet Games.

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features two community-focused online game sites as well as proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also features a digital greetings site and a site and proprietary back-end system for the online facilitation and reporting results of state and provincially-sponsored Lotteries. Revenues are largely driven by lottery services and advertising revenues are derived principally from online advertising arrangements under which we receive revenues on fixed payment over a contract period, a cost-per-thousand impression basis and design of advertising campaigns to be placed on our network. We have developed an online lottery ticket system to work with www.Lottery.com which is ready to implement and is currently waiting for authorization to proceed with an online retailer’s license. We are currently developing programs to expand our revenue generating sources through non-advertising revenues. These non-advertising revenues will be primarily derived from subscription fee-based services. We also offer database management for lottery customers.

The Company currently owns and operates leading games and entertainment sites that include:

 www.GameLand.com, www.SkillMoney.com, www.Lottery.com, and www.Cards.com.

Games Inc. has continued to make progress in executing its objectives in Lottery Online and Search and continues to seek a more profitable repositioning of our Cards.com property. At the appropriate time, Games Inc. will consider its alternative opportunities to list its shares on the NASDAQ Small Cap Exchange or on the American Stock Exchange.

Games owns Lottery.com, which currently provides US and Canadian Lottery results to the public on www.Lottery.com and to many additional individuals by providing the Lottery.com results in a co-branded format, to most of the major Web Site publishers, including AOL Digital Cities, Gannett, InfoSpace, MSN, MSNBC, Tribune Companies and Yahoo.

Lottery is a major industry in North America, generating an estimated $54 Billion in sales of Instant (Scratch-Off) and Terminal-Generated Lotto sales in 2004. State Lotteries have traditionally paid their Lottery Retailers between 5% and 6% commission on every dollar of tickets sold to the public. Games Inc. believes that it is well qualified and will apply to become a retailer in each state where Lottery Online is offered.

As soon as possible, Games Inc. intends to offer consumer access to state and provincial lotteries in the US and Canada. Currently, the United Kingdom offers Lottery Online, as do the Atlantic Provinces in Canada. Even though most US and Canadian jurisdictions offer their citizens 24/7/365 access to all services, including payment of Taxes and License Renewal to date, no Canadian province nor any other US state has yet to provide Lottery Online access to its citizens. Games Inc. has developed the software to allow a qualified individual to enjoy secure daily and subscription access to his or her own state or provincial Lottery. Transactions will be paid for by the customer’s debit card or other authorized method.

To implement Lottery Online, there is active legislation in Georgia (House Bill 346) which passed the Georgia House of Representatives by a 98 to 48 margin and the Georgia Senate Committee on Economic Development by a 6 to 1 margin. Georgia HB 346 awaits a vote by the full Georgia Senate, when the Senate reconvenes in January or could be enacted by the Executive Branch between now and then. Sponsors of the Georgia Legislation estimate that Lottery Online could generate $200 million in incremental Lottery revenues, generating an additional $75 million in annual scholarships to be awarded to Georgia children under the Hope Scholarship program.

In Illinois, Senate Bill 198 was approved by the Senate on March 14, 2005; it is currently in the Illinois House of Representatives awaiting third reading.; see:

 http://www.ilga.gov/legislation/94/sb/09400sb0198sam001.htm. The current Governor of Illinois has been a consistent advocate for additional gaming revenues to ease Illinois budget shortfalls. Published estimates indicate that Lottery Online in Illinois could generate an incremental 10% to 15% in additional revenue for the Illinois Lottery; an increase of nearly $200 million annually.

Other states continue to assess how implementing Lottery Online will affect their current Lottery revenue. Many states appear to be having major budget balancing issues in 2005. Games Inc. intends to immediately create a wholly owned Lottery subsidiary to hold all of its Lottery assets and intellectual property. When and if Lottery Online is implemented in one or more jurisdictions, Games Inc. may seek its Board approval to spin off its Lottery subsidiary to current shareholders.

Games Inc. continues to explore ways in which to re-position its www.Cards.com brand, for more profitable operation. Cards.com is currently operated as a Greeting Card site. Its generic name, Cards.com, may enable it to be positioned to take advantage of the substantial interest in competitive play of a wide variety of skill-based card games, such as Poker, Canasta, Bridge, Gin Rummy, Euchre, etc. Cards.com may develop those games under its own brand; or in conjunction with other major playing Card brands.

In Games’ Search initiative, we have continued to examine the opportunities and believe we have found a very attractive one. It would involve Games’ acquiring one of the few remaining “brands” in Search; and re-configuring its current operation to position the brand for more profitable operation, focusing on Local Search and Commerce. According to

Yellow Pages Association, 80% of all goods and services purchased in the U.S. are purchased within 50 miles of home. We believe that will become increasingly important as the Wireless Web usage grows, using 3G Broadband access to the Internet. We continue to negotiate for premium technology and content to implement our Search project.

Acquisition of Games.com

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement, (“Asset Purchase Agreement”), to purchase from Atari, Inc. or an affiliate thereof, (“ATARI”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Convertible Redeemable Preferred Stock and (ii) five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Convertible Redeemable Preferred Stock valued at $2,000,000, see Note C to the financial statements.

In the matter of Atari, Inc., et al. v. Games, Inc., et al. 04 Civ. 3723, the Court granted Atari’s pending motions for summary judgment and to dismiss. Games, Inc. has filed a motion for reconsideration.

By Memorandum Order dated May 4, 2005, (the ruling”), the Court assessed damages against defendants-counterclaimants Games, Inc., (‘the Company”), Chicago West Pullman and Roger W. Ach II. This ruling was in favor of Atari and Hasbro and damages may be assessed in the final ruling up to $5,000,000, or approximately 80% of the initial transaction value. The Judge has not issued a definitive order determining damages in the case. The Company’s Counsel believes that the Company, Inc. has several meritorious grounds on which to appeal the lower court decision, as to liability and damages.

Games, Inc. intends to vigorously pursue its rights and remedies in the Atari litigation, ,upon the filing of an appeal by the Company,  which will proceed to the appellate court level. If the Company is unsuccessful in pursuing all of its legal remedies, then there could be a possible adverse effect on development of certain of its branded game properties and the operations of the Company.

The Company owns and operates a website called www.GameLand.com and has a portfolio of over 120 proprietary shockwave game engines that we can reface and use for our own sites as well as providing game packages for other major websites.

The Company owns and operates a website called www.SkillMoney.com skill-based games are legal in the majority of states.  In the United States of America, rules governing tournaments with entry fees and/or prizes are set up by each individual state, not by the federal government. Based on these 50 sets of laws, players cannot participate in fee-based tournaments with prizes if they reside in the following 11 states:

Arizona, Arkansas, Connecticut, Delaware, Florida, Iowa, Louisiana, Maryland, Nevada, Tennessee and Vermont.

Visitors to SkillMoney.com enter a game that has between 4 and, in the case of tournaments, 100 players.

The Company also own the URL www.Cards.com, this site currently operates as a digital greeting card site, which offers both free and subscription based greeting cards. The Company is currently developing a number of card games which will be deployed on the site as the site is redeveloped.

The following and prior discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this 10-QSB filing as well as our 10-KSB. The statements contained in this report that are not historical facts, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. Our actual results could differ materially from those anticipated for many reasons, including risks faced by us described in this prospectus under "Risk Factors."

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUE

Revenue of $106,835 for the three months ended March 31, 2005 was $58,282 or approximately 35% less than the same period in the prior year.  The Company’s revenues are recognized as earned and tend to fluctuate based on contracts negotiated for advertising and services. Lottery subscription and fees fluctuate with traffic to the web site and increases as the payout for Powerball and Mega Millions, which are large multi-state lotteries in the United States, rises and drops when they are reset restarting the cycle. The decrease is due to fewer contracts for lottery services for the period and fewer lottery subscription accounts being sold but was offset by increased advertising revenues and increased revenues earned from subscriptions and fees.

	Three months ended March 31, 2005		Three months ended March 31, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 55,597	52%	$ 43,017	26%
2. Lottery services	37,540	35%	98,485	60%
3. Subscriptions and fees	13,698	13%	23,615	14%
Total	$ 106,835	100%	$ 165,117	100%

COSTS AND EXPENSES

During the three months ended March 31, 2005, the cost of revenues increased by $81,254 to $112,937 or approximately 256% more than the $31,683 for the three months ended March 31, 2004. This increase is due to the cost of a hosting and services contract the Company entered into for the Games.com website totaling $58,635 for the period. The Company had no revenue to offset the additional costs in the period, see Note C. The Company is also incurring minimum royalty payments for Lottery.com which were $18,000 for the quarter ended March 31, 2005. The royalty agreement for Lottery.com requires payments of 4% of net revenues earned on online lottery ticket sales with minimum payments of $72,000 per year paid quarterly.

The Company incurred operating expenses of $720,484 for the three months ended March 31, 2005. This represents a decrease of $681,946 or approximately 49% compared to the operating expenses in the three months ended March 31, 2004 of $1,402,430. The decrease is primarily due to a reduction in depreciation and amortization expense of $296,823. Depreciation and amortization expenses were $35,392 compared to $332,215 in the prior period and were reduced due to assets being fully depreciated or amortized. In the prior period, the Company incurred an expense of $420,750 for variable accounting of options. These decreases were offset by an increase of approximately $35,626 or 5% in general and administrative expenses which relate to increased professional fees and services.

Interest expense decreased by $42,743 or approximately 70% to $18,224 for the three months ended March 31, 2005 compared to $60,967 for the three months ended March 31, 2004 or a reduction of approximately 70% due to reduced debt from the comparable period in the prior year.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUE

Revenue of $280,754 for the nine months ended March 31, 2005 was $74,515 or approximately 21% less than the same period in the prior year.  The decrease is due to fewer lottery services contracts compared to the prior period by $99,444 or approximately 48%, and subscription and fees declined by $4,155 over the prior period, or approximately 9%. This was offset by advertising revenues which increased by approximately 28% over the prior period by $29,084.

	Nine months ended March 31, 2005		Nine months ended March 31, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 133,921	48%	$104,837	30%
2. Lottery services	105,409	38%	204,853	57%
3. Subscriptions and fees	41,424	14%	45,579	13%
Total	$280,754	100%	$355,269	100%

COSTS AND EXPENSES

During the nine months ended March 31, 2005, the cost of revenues increased by $255,735 to $327,443 or approximately 357% more than the $71,708 for the nine months ended March 31, 2004. The cost of revenues increased $179,505 due to the cost of a hosting and services contract the Company entered into for the Games.com website, the Company had no revenue to offset the additional costs in the period, see Note C. The Company also incurred minimum royalty payments for Lottery.com which were $54,000 for the nine months ended March 31, 2005.

The Company incurred operating expenses of $1,963,740 for the nine months ended March 31, 2005.  This represents a decrease of $879,010 or approximately 31% compared to the operating expenses of $2,842,750 during the nine months ended March 31, 2004. The decrease was primarily attributed to a reduced depreciation and amortization costs of $110,215 compared to $865,317 for the period ended March 31, 2004. The reduction of depreciation and amortization the prior period were due to assets being fully depreciated or amortized which resulted in a reduction of expenses of $755,102 or approximately 87%. This was offset by $296,842 or approximately 19% increase in higher general and administrative costs relating to professional and investment banking services incurred during the period.

Interest expense decreased by $66,258 from $120,629 to $54,371 or approximately 55% due to decreased debt, principally due to conversion of convertible notes to equity and repayments on note payable in connection with cards.com.

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

At March 31, 2005, the Company had a cash balance of $355,217. Current liabilities at March 31, 2005 were $4,821,200 with current assets of $421,799. Total assets at March 31, 2005 were $4,057,219 with total liabilities of $4,821,200.

Net cash used in operating activities was $1,181,428 for the nine month period ended March 31, 2005 compared to $1,041,121 for the nine month period ended March 31, 2004, a decrease of $140,307. The cash used by operating activities during the nine months ended March 31, 2005 was primarily related to a net operating loss of $2,064,800. This amount was partially offset by depreciation and amortization of $110,215, amortization of debt discount of $11,141, increased imputed interest of $16,242, increased accounts payable of $128,290, accrued officer’s salaries of $183,509 and common stock issued for services and deferred compensation in the amount of $489,709. Net operating cash was used by increased accounts receivable of $14,493 and increased prepaid expenses of $25,000.

Net cash used in investing activities was $101,999 for the nine months ended March 31, 2005 compared to $13,406 for the nine month period ended March 31, 2004, an increase of $88,593. The Company acquired computer assets of $1,999 during the period and the Company paid $100,000 for a cash deposit on a pending acquisition of a URL and other related assets and is committed to paying an additional $1,500,000 to complete this transaction in our fiscal fourth quarter 2005. If the Company fails to close the transaction by July 1, 2005 the Company will loose its deposit and is committed to paying a penalty of up to $100,000.  See Note H.

Cash provided by financing activities of $1,605,577 for the nine months ended March 31, 2005 included proceeds from the issuance of common stock of $472,000 for cash and issued 12,258 shares of convertible preferred stock for $1,225,798. Each share of preferred stock carries a three year warrant to acquire 244 shares of common stock at $0.80 per share for every share of preferred stock issued. The company also issued 3,947 shares of preferred stock to convert $394,700 in notes to preferred stock; this was offset by a repayment of debt of $61,250 and repayment to a related party of $7,971 Included in accounts payable and accrued liabilities are accrued dividends for the Company’s Series A Convertible Preferred Stock in the amount of $7,718, these are due in cash or to be paid by the issuance of common stock on July 1, 2005. Pursuant to EITF 98-5 the Company recorded a deemed dividend in the amount of $2,235,900 to reflect the beneficial conversion feature of the Series A Preferred Stock. The Company redeemed 550 shares of preferred stock for $23,000 during the quarter.

Our Outstanding Convertible Note

The Company has $100,000 of 5% and 6% convertible promissory notes (the “Promissory Notes”) in varying amounts that were due October 31, 2004. The Company is in the process of attempting to extend the terms of these Promissory Notes or convert them to equity. The underlying Games, Inc. Common Stock is currently included in Registration Statement No. 333-116713 as the Company’s requirement to register the stock to allow the conversion of these notes at the holder’s option.

Under the Asset Purchase Agreement and License and Royalty Agreement, Games is committed to paying Atari, Inc. (i) $3,025,000 for the redemption of 30,250 shares of Series AA Convertible Redeemable Preferred Stock and (ii) $3,000,000 in cash for prepaid royalties. We are seeking investment from outside the Company to complete this transaction. Chicago West Pullman, LLC has given Atari their guarantee to complete the funding if Games is unsuccessful in finding a suitable investor.

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

Management believes that the Company will need the following cash to fund operations during the next 12 months:

Atari payments (See Note C) (1)
Redemption of 30,250 shares of Series AA Preferred Stock	$ 3,025,000
Cash payment for Prepaid Royalties	3,000,000

Cash needed to fund operations	2,500,000

Cash needed to fund any potential acquisitions	5,000,000

Total	$13,525,000

(1) By Memorandum Order dated May 4, 2005, (the ruling”), the Court assessed damages against defendants-counterclaimants Games, Inc., (‘the Company”), Chicago West Pullman and Roger W. Ach II. This ruling was in favor of Atari and Hasbro and damages may be assessed in the final ruling up to $5,000,000, or approximately 80% of the initial transaction value. The Judge has not issued a definitive order determining damages in the case. The Company’s Counsel believes that the Company, Inc. has several meritorious grounds on which to appeal the lower court decision, as to liability and damages.

Games, Inc. intends to vigorously pursue its rights and remedies in the Atari litigation, ,upon the filing of an appeal by the Company,  which will proceed to the appellate court level. If the Company is unsuccessful in pursuing all of its legal remedies, then there could be a possible adverse effect on development of certain of its branded game properties and the operations of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the period covered by this report in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no changes in the Company's internal controls that could materially affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

Effective December 31, 2003, the Company and Atari, Inc. (“Atari”) executed an Asset Purchase, Assignment and License Agreement (“the Asset Purchase Agreement”), the subjects of which are the purchase by the Company of the www.games.com domain name (“the URL”) and the grant to the Company of an exclusive five-year license for online play of the original classic versions of certain Hasbro, Inc. (“Hasbro”) games including MONOPOLY, SCRABBLE, RISK, BATTLESHIP, BOGGLE and YAHTZEE, and for online play of certain formats of certain Atari games.  The Asset Purchase Agreement provides the Company with the right to renew the exclusive license for an additional five years.

The consideration for the Asset Purchase Agreement was the Company’s payment of $100,000 cash and 10,250 shares of Series AA Convertible Redeemable Preferred Stock (valued at $1,025,000) and a schedule for royalty payments over a five-year period.  More specifically, as to the royalty structure, the Asset Purchase Agreement provides that, initially, the Company pay consideration of 20,000 shares of Series AA Convertible Redeemable Preferred Stock (valued at $2,000,000), and, thereafter, the Company pay additional minimum royalty payments in the amount of $3,000,000 over the term of the Asset Purchase Agreement (“Prepaid Royalty”).  Royalties are divided into two groups: royalties that the Company may recoup against the Prepaid Royalty and royalties that may not be so recouped.

Chicago West Pullman, LLC, (“CWP”), a related party, guaranteed the obligations of the Company under the Asset Purchase Agreement.

On January 12, 2004, the Company made the $100,000 cash payment and delivered 30,250 shares of Series AA Convertible Redeemable Preferred Stock.

After execution of the Asset Purchase Agreement, the Company became concerned that Atari would not exercise good faith in the performance of its contractual obligations.  Despite the language and practicalities of the Asset Purchase Agreement, Atari failed to maintain the operation of www.games.com in an appropriate manner; mishandled the placement of advertising on the aforesaid website; failed to provide games with updated or new versions of the games that could be used by the Company in the interim until the Company developed its own versions of the games; failed to arrange a meeting among representatives of the Company, Atari and Hasbro in order to establish an approval process for the new www.games.com website.  Even worse, during the ensuing lawsuit, discussed below, the Company learned that, in early 2004, Atari planned the launch of the web site “Atari On Demand”, featuring play of the original classic versions of the identical games covered by the Company’s exclusive license!

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

The Company believes that discovery demonstrated that Atari committed purposeful breaches of trust in violation of the Asset Purchase Agreement.  In fact, the Company has prepared and submitted to the Honorable Jed S. Rakoff a CD-ROM proving that Atari’s use of the relevant games on Atari On Demand violates the Company’s exclusive license because the game play is effectuated through use of a web browser –specifically Internet Explorer.  The CD-ROM also refutes the other excuses ventured by Atari for its purposeful wrongdoing.  On January 12, 2005, in open court, Judge Rakoff stated that the CD-ROM (with certain changes) will be admitted into evidence in connection with the pending motions.

In the matter of Atari, Inc., et al. v. Games, Inc., et al. 04 Civ. 3723, the Court granted Atari’s pending motions for summary judgment and to dismiss. Games, Inc. has filed a motion for reconsideration.

By Memorandum Order dated May 4, 2005, (the ruling”), the Court assessed damages against defendants-counterclaimants Games, Inc., (‘the Company”), Chicago West Pullman and Roger W. Ach II. This ruling was in favor of Atari and Hasbro and damages may be assessed in the final ruling up to $5,000,000, or approximately 80% of the initial transaction value. The Judge has not issued a definitive order determining damages in the case. The Company’s Counsel believes that the Company, Inc. has several meritorious grounds on which to appeal the lower court decision, as to liability and damages.

Games, Inc. intends to vigorously pursue its rights and remedies in the Atari litigation, ,upon the filing of an appeal by the Company,  which will proceed to the appellate court level. If the Company is unsuccessful in pursuing all of its legal remedies, then there could be a possible adverse effect on development of certain of its branded game properties and the operations of the Company.

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

On August 27, 2003, the Company filed suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, gameplay, format, scoring systems, instructions, marketing and promotional strategies. Toadgames and the Company reached an agreement with Games agreeing to pay Chris Hunter $12,000 on January 27, 2005 and two additional payments of $12,000 paid on April 20, 2005 and due July 20, 2005 for a total $36,000 to settle the dispute.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock

During the nine months ended March 31, 2005, Games, Inc. issued 1,142,500 shares of common stock for $472,000 in cash proceeds.

During the nine months ended March 31, 2005, Games, Inc. issued 121,170 shares of common stock to settle accounts payable for $75,061.

During the nine months ended March 31, 2005, Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of March 31, 2005,  260,125 shares have not been earned and therefore are not reflected as outstanding.

During the nine months ended March 31, 2005, Games, Inc. issued 438,000 shares of common stock for various consulting services to the Company with the agreed upon value of the services to be $228,000 These services have been valued in accordance with the estimated fair value of services performed. Accordingly the Company has recorded the cost as deferred compensation and will expense as services are performed.

During the nine months ended March 31, 2005, Games, Inc. issued 250,000 shares of common stock to an employee for $125,000 to be placed in the Games, Inc. Deferred

Compensation Plan as payment for a perpetual exclusive license to all games which the employee has developed or will develop during the term of his employment with games.

Games, Inc. issued a warrant to purchase 140,250 shares of its common stock to an accredited investor for $0.5125 per share as part of an agreement for investment banking services.

Preferred Stock

During the nine months ended March 31, 2005, Games, Inc. redeemed for cash 550 Series A Preferred shares for $23,000 and issued 12,258 shares of its Series A Preferred Stock for $1,225,800 in cash.  In addition Games, Inc. issued 1,654 shares of its Series A Preferred Stock an accredited investor to settle accounts payable for $165,400.  Games, Inc. issued 3,947 shares of its Series A Preferred Stock to three accredited investors to convert $394,700 in notes due to equity.  No sales commissions were paid in connection with this transaction.

During the nine months ended March 31, 2005, Games, Inc. issued to the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns, its Chief Financial Officer each acquired 1,500 shares of Games, Inc Series A Preferred Stock through the Games, Inc. Deferred Compensation Plan at $100 per share.  As of March 31, 2005, these shares have not been earned and therefore are not reflected as outstanding.

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

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended March 31, 2005.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  May 23, 2005

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

Date:  May 23, 2005

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

Date:  May 23, 2005

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

May 23, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending March 31, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

May 23, 2005