Form 10KSB
period 2005-06-30
GAMES INC
filed 2005-09-29
CIK 1162093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

UNITED STATES

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

The Registrant's revenue for its most recent fiscal year: $386,469

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of September 22, 2005 on the OTC Bulletin Board, was $6.3 million.

As of September 22, 2005 there were 31,525,159 shares of the Registrant's common stock outstanding.

GAMES, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

COMPETITION

11

ITEM 2.  DESCRIPTION OF PROPERTY

30

ITEM 3.  LEGAL PROCEEDINGS

30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

31

PART II

33

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

33

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS35

ITEM 7.  FINANCIAL STATEMENTS

39

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE39

ITEM 8A. CONTROLS AND PROCEDURES

40

PART III

40

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

40

ITEM 10.  EXECUTIVE COMPENSATION

43

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

47

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

ITEM 13.  (a) & (b)  EXHIBITS AND REPORTS ON FORM 8-K

47

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

49

SIGNATURES

51

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

FINANCIAL STATEMENTS

F-4

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, uncertainties associated with the risks of appealing the judgment awarded to Atari , Inc. (See "Legal Proceedings"); the Company's working capital deficit and accumulated deficit; risks associated with state government allowing the sale of on-line lottery tickets which is the Company’s business strategy, and risks associated with expansion and new lines of business; possible change in control; political and economic factors; government regulation; nature of the state run lottery industry; dependence on obtaining a lottery retailer license in each state; competition; dependence on key personnel; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, and additional registered securities; potential adverse effect of future issuances of authorized preferred or common stock; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The terms “Games”, “GMSI,” “the Company,” “we,” “our,” and “us” refer to Games, Inc. and its consolidated subsidiary, unless otherwise specified.

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

The Company is a technology company operating in the area of interactive entertainment, primarily focused on Government Sponsored Lotteries and Internet Games. The Company also provides a wide array of products and services to the domestic lottery markets.

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features two community-focused online game sites with proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also offers a digital greeting card site and has developed a proprietary back-end system for the online facilitation of the sale of lottery tickets.

The Company owns the following games and entertainment sites:

www.gameland.com, www.skillmoney.com, and www.cards.com. From December 31, 2003 through April 30, 2004, the Company operated the games and entertainment site www.games.com, through an Asset Purchase, Assignment and License Agreement, (“Asset Purchase Agreement”), entered into with Atari, Inc. (“Atari”), dated December 31, 2003.  On April 29, 2004, the Company notified Atari, Inc. that Atari was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. On June 20, 2005 the Court ruled in favor of Atari on the lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below), Atari, Inc. had entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own site www.atari.com.

On June 30, 2005, Games Inc. received the Final Order from the Court denying our request to file a 60b Motion requesting additional information on the recent transaction in which Infogrames, the French-based parent of Atari, Inc. sold back to its original owner, Hasbro, Inc. the Intellectual Property and game licenses which are the subject of this lawsuit.  This sale was for a total of $65 million cash  and included a  7 year license to a Infogrames subsidiary, Atari Inc. of IP that is included in the December 31, 2003 Asset Purchase and License Agreement.

The Court’s decision indicated Atari had “…..a loss in the bargain…..”; and refused to hear the subsequent evidence of the recent $65 million sale transaction, even though the Company’s original Agreement was to license these same properties for $5 million.

In an Amended Judgment on June 20, 2005 the Court ordered Games to redeem $2 million immediately and to further redeem $1 million of its Preferred Stock held by Atari on December 29, 2005 and to pay an additional $3.1 million plus interest, but has refused to order Atari to convey to Games Inc. the rights and title to the Intellectual Property, (“IP”), and game licenses, including the URL Games.com.

Games Inc. has been denied the use of the Hasbro and Atari IP and the estimated $1.5 million per month in revenue that was projected from operating Games.com, based on financial projections used to price terms of the Agreement using the existing traffic and IP since the Trial Court granted Atari/Hasbro a Temporary Restraining Order in May 2004.  If successful on Appeal, the Company will claim, at a minimum, the estimated $1.5 million per month revenue accruing to $19.5 million in damages, to date, and other unspecified damages against Atari, Hasbro and any other responsible parties.

On June 30, 2005 Games Inc. filed to appeal the case to the Second Circuit Court of Appeals. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights, (see Legal Proceedings and Note C to our June 30, 2005 financial statements).

The Company also owns the following lottery site: www.lottery.com.

The Company’s www.Lottery.com website currently reports information on all state and provincially-sponsored Lotteries and redistributes this information to other larger portals.  Revenues are driven by online advertising on all sites along with lottery administrative services, content provision and subscription services.

Games, Inc. provides an array of products and services for the domestic lottery markets. The Company develops, provides and maintains web marketing solutions for lottery retailers, SMS communications, database management, lottery information services.  In addition the Company has developed software, applications and services to facilitate the electronic sale of new and existing lottery products via the Internet and wireless devices.

The Company believes recent advances in technology and security will ultimately lead to government lotteries choosing to distribute their products via the Internet and other wireless devices.  The Company believes it has developed and operates secure, integrated Internet lottery distribution systems.  The Internet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic "scratch-off” games.  Using the Company's  software, systems  and technology,  lotteries  will be able to electronically  distribute  lottery  tickets for both instant and periodic  draw lottery games over the Internet  through the Company's website,  Lottery.com, or through an association of traditional lottery retailers that have licensed the Company’s software.    The Company believes that the electronic distribution  of lottery  tickets through these systems will increase sales for lotteries because  the  systems  make  the purchase  of  tickets  more  easily accessible  and because they make use of  technology to enhance and enliven the lottery gaming  experience.

Electronic distribution of lottery products will allow lotteries to offer access to their customers 24/7 in a secure, easy to use environment. The Company believes that its Internet lottery distribution systems will encourage potential lottery patrons to play more frequently and will also attract new lottery customers that do not currently purchase lottery tickets because the current retail system does not provide for easy accessibility.

In recent years, lotteries have been faced with jackpot fatigue and an aging demographic.  Enabling electronic fulfillment of lottery products will open this market to a younger more affluent demographic that is comfortable with making purchases over the Internet.  The graphic capabilities available over the Internet will also enhance the play value of the Instant tickets and will offer the customer a higher play value.  Underage play is a significant concern to both the Company and to government-sponsored lotteries.  The Company has developed systems that will ensure that lottery products are not accessible to minors.

The Company  believes  that the  combination  of the advantages  of Internet  commerce and the  Company's  ability to  customize  its systems  will  result in the Company  becoming an agent and leading  provider of products and services to the lottery industry.

Governments have authorized lotteries primarily as a means of generating non-tax revenues.  Lottery revenues are often a means to offset tax increases and are frequently set aside for particular public

 purposes, such as education,   construction of new schools, college scholarships, and special purpose economic development projects.  As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on these revenues.

In 2004 the average spending per capita on lottery in the US and Canada was $183.70 and $262.30 respectively.  The US lotteries revenues have increased at approximately 5% CAGR over the past 10 years. Currently, lottery tickets are primarily purchased in convenience stores and gas stations.  With the popularity of “pay at the pump” services, customers no longer enter the convenience stores to pay for their gas and are not reminded to purchase their lottery tickets.  A stop at a “convenience store” to pick up those tickets is often “inconvenient.”

The Company believes the ability to securely purchase lottery products via the Internet or a wireless hand held device would significantly increase sales.  Instant lottery tickets are currently sold only in physical paper form and must be manually “scratched-off" to play the game. The Company believes that electronically delivered lottery games are a superior product due to their (i) faster play, (ii) lower operating and product costs resulting from their virtual nature and (iii) greater entertainment value.

Currently, detailed information on lottery customers is not tracked by the lotteries.  The Company believes that this information would be valuable to the lotteries in interfacing with their customers and new product development.  According to the National Association of State and Provincial Lotteries (NASPL) the average per capita annual lottery spending in the US ranges from a low $65 in Arizona  to a high of $1,370 in Rhode Island, with the average being $262.  In most states, lottery ticket purchase is the only government sponsored activity that is not offered over the Internet.  Most states allow you to pay taxes, renew licenses and pay other fees over the Internet.  Lottery ticket sales are the next logical extension given the improvement in technology that will ensure the lottery and the customer that this a secure transaction, made within state boundaries.

To the Company’s knowledge, none of the current lottery providers have successfully developed and operated technology similar to that of the Company’s systems.  On the contrary, these lottery providers have already committed significant capital to traditional paper-based lottery distribution and manufacturing systems.  While the Company realizes that the decision of any government jurisdiction to allow the sale of lottery products over the Internet will engender competition, the Company believes that its ability to be “first to market” as well as its name recognition, i.e., www.lottery.com, will establish the Company as the industry leader in this market.  The Company currently operates the most well-known lottery information site on the web and it has content provision relationships with most of the other large Internet portals.

Games’ strategy is to capitalize on its proprietary Internet lottery distribution systems and become a lottery retailer and leading provider of products and services for the lottery industry. The Company expects to earn revenues primarily from five recurring sources:  (i) game development and licensing fees (ii); advertising fees (iii) software and system licensing fees; (iv) account fees; and (v) lottery retailer sales commission fees.  The Company plans to attain this goal through the following key strategies:

(i)

Game Development and licensing fees—The Company has developed and is continuing development work on new “on-line” lottery games which it will offer to

(ii)

 lottery jurisdictions for a licensing fee.  A provisional patent application has been filed for one game and a patent application is being explored for a second game.

(iii)

Advertising Services—The Company currently sells advertising on all of its websites.  When lottery ticket sales over the Internet are enabled, this advertising space will become even more in demand.

73% of Americans play the lottery in any given year and represent the “middle American.”  With the advent of electronic lottery ticket sales, the Company believes that lottery play will begin to attract a younger, more affluent demographic which will be even more attractive to advertisers.  Further, the Company has the in-house expertise to deliver media-rich ads, track their performance and serve these ads through its on proprietary Ad-Bottm software.

(iv)

Software and System Licensing fees—The Company plans to offer its backend systems to large portals with whom they have already developed a relationship as well as to existing lottery retailers who would like to offer their customers an opportunity to purchase lottery products electronically.   The Company will also offer its backend services to a government lottery who might also want to offer ticket sales on their own site.

The Company has also initiated a service called “Win on the Web” (“WOW”).  WOW offers free 2-page Internet sites to Lottery retailers.  While the 2-page site gives the retailer a very basic presence on the Internet, enhanced services can be purchased for an additional monthly fee.

(v)

Account Fees—Players who register to purchase lottery tickets through the Company’s software will be asked to set up an account prior to the purchase of these tickets.  The Company would collect interest on the monies in the account.

(vi)

Commission Fees—Lotteries currently pay 5%-6% commission to their on the sales of lottery products.  The Company would seek to become a retailer in each lottery state and would be entitled to commissions on all lottery products sold through its systems.

In order to realize the economic benefits of its proprietary lottery distribution systems, the Company is actively pursuing strategic alliances with a third party marketing organization to increase its sales and marketing efforts.  The Company plans to bring additional sales and marketing expertise to promote the Company’s product line and its services to state lotteries and lottery retailers.  The Company regularly engages public affairs and governmental relations advisors, including lobbyists, in various jurisdictions to advise legislators and the public in connection with lottery legislation, to monitor potential lottery legislation and to advise the Company in connection with the Company's lottery products and systems.

A secure, easy to use commerce platform is necessary to enhance the Games service offering, leverage the unique characteristics of the Company's products, and support lottery operations.  The

 Company's development group has expended and will continue to expend substantial efforts developing, acquiring and implementing technology-driven enhancements to its systems.

Company Internet Site and Availability of SEC Filings.  Our corporate Internet site is www.gamesinc.net. We make available on that site our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K, as well as any amendments to those filings, and other reports we file electronically with the U.S. Securities and Exchange Commission (“SEC”). The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of this Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

HISTORY

The Company was originally organized to become an on-line lottery retailer. To date no North American Lottery has authorized the sale of lottery tickets over the Internet. The Company has developed a placeholder business by providing lottery information to many customers, like USA Today and Yahoo.com. The Company believes that its lottery distribution systems offer significant advantages over the traditional means of distribution.  The Company has spent over $20 million designing, developing, operating and gaining customer acceptance of its lottery distribution systems since its formation in 2000.  Games, Inc. operates in the area of interactive entertainment primarily focused on Government Sponsored Lotteries and Internet Games.

The Company was incorporated on October 12, 2000 under the laws of the State of Delaware. In October of 2000 AZ Acquisition Corp. merged with Colley Corporation, an Arizona corporation. The Certificate of Incorporation and Bylaws of the Delaware Corporation is the Certificate of Incorporation of the surviving corporation.  Such Certificate of Incorporation changed Colley's name to AZ Acquisition Corp. and modified Colley's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  Both classes of stock have a par value of $0.001 per share. On April 8 2004, the Company amended to the certificate of incorporation to increase the common stock to 65,000,000 shares authorized and 20,000,000 preferred shares authorized. Both classes of stock continue to have a par value of $0.001 per share.

The acquisition of Colley, on September 30, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Colley was the accounting acquirer for financial statement purposes.

On June 3, 2002, Chicago West Pullman, LLC, an Ohio limited liability company (“CWP”), acquired from controlling shareholders of Colley the 525,000 shares or 51.19% (issued on September 30, 2001) of the outstanding common stock of Colley in exchange for a cash payment of $25,000. CWP then became the sole member of the Board of Directors of Colley immediately following this transaction. On June 25, 2002, the Board of Directors of Colley agreed to exchange shares of Colley for shares of common stock of GameBanc Corporation ("GameBanc") on a one share for one share basis (the “First Exchange”).  Participants in the First Exchange, i.e., the controlling shareholders of GameBanc, exchanged 7,417,618 shares of GameBanc common stock for 7,417,618 newly issued shares of Colley common stock, effecting a change in control.  The Company acquired a majority interest in GameBanc Corporation as a result of the First Exchange.  The Company shares exchanged were restricted shares and will not be transferable unless they have been registered under the laws and regulations administered by the Securities Exchange Commission or any applicable state, or unless an exemption from the registration requirements exist.

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

INTERNET GAMES AND LOTTERIES

The international lottery industry has reached $130 billion, according to the North American Association of State and Provincial Lotteries, (“NASPL”); approximately $54 billion is attributed to Canada, Mexico and the US lottery play.  The term "on-line," as used within the lottery industry, does not mean that the ticket is distributed over the Internet.  Rather, it refers to the use of a network of special purpose lottery terminals connected through dedicated phone lines to a central lottery computer.  Governments are becoming increasingly dependent upon lottery revenues to fund budgets and endowments.  Internationally, a trend towards the online promotion and sale of government sponsored lottery tickets is growing and has become a generally accepted practice in many European countries, Australia and the United Kingdom, already allow online lottery ticket sales.

According to Camelot Group, the operator of the UK Lottery, over a million people have signed up to play Lotto on the net, which went online at the end of December of 2003. The UK National Lottery the largest interactive lottery in the world, with interactive sales for national-lottery.co.uk, the Sky interactive service and Play by Text on mobile phones were £87.5 million, up over 600 percent from £12.3 million in 2003/4.

The demand for online gaming has led major portals, broadcasters and publishers to include a suite of games as a means of driving traffic to, and keeping viewers on, their web sites. The recently released DFC Intelligence report, The Online Game Market 2004, forecasts worldwide online game revenue to reach $9.8 billion in 2009.  Even at $10 billion, online games will be less then 25% of overall forecasted game industry revenue for 2009.  In its best years (fiscal 2002 and 2003), Sony alone made nearly $10 billion in revenue from its game business.

The online game business is composed of multiple markets around the globe, a wide variety of very different products and a customer base that is far more diversified then the traditional video game consumer.  This is not a unified industry.  In addition, contrary to popular belief, the development to distribution food chain for online games tends to have more players taking a chunk of the revenue stream then is the case with the traditional packaged goods business.  In short, even with substantial market growth, making money from online games will require a diversified business approach.

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

Aggregators. Aggregators, such as Microsoft Gaming Zone ("ZONE") and Yahoo Games, provide an aggregation of various types of online games, including aggregation of games developed by independent third parties. While these sites have been primarily focused on serving the gaming community, they have since adjusted their strategy to include games, such as parlor games, that reach a broader audience.

Lottery. On August 31, 2005 the Governor of North Carolina signed into law an Act to establish a state lottery to fund education based initiatives. The North Carolina Commission shall determine the type of lottery games that may be used and may include instant lotteries, online games, games played on computer terminals or other devices, and other games traditional to a lottery or have been conducted by any other state government lottery. Prior to North Carolina no state lottery has authorized the sale of online Lottery tickets. Currently Illinois and Georgia have legislation pending to authorize online lottery. The instant ticket and lottery business is highly competitive, and our business faces competition from a number of content providers, online media publishing business and other competitors.

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

Although the Company is not aware of any infringement or misappropriation of its intellectual property or similar proprietary rights, it may be anticipated that infringements and misappropriations will occur as its business grows and there is more brand loyalty attaching to its trade names and domain names.  The Company intend to police against infringement or misappropriation.  However, the Company cannot guarantee that it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers, and domain names.

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

RISKS PARTICULAR TO GAMES, INC.

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of losses and negative cash flows from operations. Recent net losses and negative cash flows are as follows:

       Net Losses      Negative Cash Flows

from Operations

     For the year ended June 30, 2001..............................  ($3,355,010)         ($3,017,781)

     For the year ended June 30, 2002..............................  ($4,038,759)         ($2,150,878)

     For the year ended June 30, 2003..............................  ($2,519,839)         ($1,254,993)

     For the year ended June 30, 2004..............................  ($3,233,160)         ($1,113,527)

     For the year ended June 30, 2005..............................  ($9,511,030)         ($1,612,074)

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

We believe that we will need approximately $2.5 million to fund operations during the next 12 months and approximately $500,000 to fund unpaid Federal and State payroll taxes.  In addition the Company will need to raise $6.6 million to fund the Court ordered Amended Judgment to Atari if the Company is not successful in its appeal. The shareholders of Games have contributed in excess of $20 million to the Company over time and are committed to seeing our business plan come to fruition and as such will continue to support the business through capital investments until we reach profitability. We are focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve our business plan. Games is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors to complete an acquisition and a strategic line extension in the games business.  However, there can be no assurance that we will be successful in our attempts to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop our business to a level where it will generate profits and positive cash flows.

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their audit report dated September 17, 2005 our auditors indicated that there was substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon us obtaining additional financing for our operations.  There can be no assurance that we will be able to obtain such additional financing. The Company faces additional uncertainties relating to the Atari Judgment (see Legal Proceedings).

THE COMPANY’S LIMITED OPERATING HISTORY MAKES EVALUATING ITS BUSINESS DIFFICULT.

Games Inc.’s operating subsidiary commenced operations in 1997. Accordingly, our operating history is very limited upon which makes evaluating our business and prospects more difficult. We face the risks, expenses and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including on-line companies which host hardware and software applications for other companies. Our past financial results may not be representative of our future financial results.

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

We have realized limited sales revenues to date that we primarily attribute to our continuing inability to fund the marketing activities we believe necessary to develop broad market awareness and acceptance of our total website. Our inability to leverage our operating costs with sales has resulted in continuing significant operating and net losses, as well as negative operating cash flows. For the years ended June 30, 2005 and 2004, we incurred net losses of $9,511,030 and $3,233,160, respectively. Our continuing losses adversely affect our ability to secure funding.

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

We cannot assure you that the Company’s current level of personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of its products and services could cause us to lose customers and could materially increase our operating expenses.

IF THE COMPANY DOES NOT INCREASE AWARENESS OF ITS PRODUCTS AND SERVICES, ITS ABILITY TO REACH NEW CUSTOMERS WILL BE LIMITED.

Our future success will depend, in part, on the Company’s ability to increase awareness of its products and services. To do so, we must succeed in our marketing efforts, provide high-quality products and services, and increase traffic to our Websites. If our marketing efforts are unsuccessful, or if we cannot increase our brand awareness, then we may not be able to attract new customers and increase our revenues.

WE REMAIN DEPENDENT UPON THREE KEY MANAGEMENT PERSONNEL AND IF WE ARE UNABLE TO RETAIN THEM, OUR OPERATIONS WILL SUFFER.

Our success depends, to a significant extent, upon the efforts and abilities of Roger W. Ach, II, President, and Chairman of the Board and Chief Executive Officer, and to a lesser extent, Myles S. Cairns, our Executive Vice President, Chief Financial Officer, and Carol A. Meinhardt, our Executive Vice President, Chief Operating Officer. Loss of the services of any or all of our executive management team could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement the Company’s business plan.

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

THE COMPANY DEPENDS ON LICENSED SOFTWARE APPLICATIONS.

We depend on contracts with third-party software manufacturers to allow their software applications to be hosted or run at the data centers and provided to our customers. We have entered into non-exclusive agreements with third-party companies, including, but not limited to, Microsoft, that allow us to host some of their software applications or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate our relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us, or to our customers, for any damages resulting from termination. If our relationships with these software manufacturers are terminated, or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on the data centers, our ability to do business would be severely inhibited.

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

Our business strategy contemplates that we will seek a number of significant acquisitions within the next few years. While we have initiated discussions with certain acquisition targets, there is no assurance that we will complete any such acquisitions, or, if we do complete acquisitions, whether we will successfully integrate these acquisitions into our business. In addition, there is no assurance that if we acquire any businesses, that we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could materially affect our ability to maintain our business.

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

There is no assurance that we will successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis, or those new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors.

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

THE COMPANY FACES VARIOUS BUSINESS UNCERTAINTIES AS TO THE APPEAL OF THE ATARI AMENDED JUDGMENT.

The Company faces various business uncertainties as to the outcome of its appeal of the Judgment that was awarded to Atari on June 20, 2005.

On June 30, 2005, Games Inc. received the Final Order from the Court denying our request to file a 60b Motion requesting additional information on the recent transaction in which Infogrames, the French-based parent of Atari, Inc. sold back to its original owner, Hasbro, Inc. the Intellectual Property and game licenses which are the subject of this lawsuit.  This sale was for a total of $65 million cash and included a 7 year license to a Infogrames subsidiary, Atari Inc. of IP that is included in the December 31, 2003 Asset Purchase and License Agreement.

The Court’s decision indicated Atari had “….a loss in the bargain…..”; and refused to hear the subsequent evidence of the recent $65 million sale transaction; even though Atari’s original Agreement was to license these same properties to Games Inc. for $5 million.

In an Amended Judgment on June 20, 2005 the Court ordered Games to redeem $2 million immediately and to further redeem $1 million of its Preferred Stock held by Atari on December 29, 2005 and to pay an additional $3.1 million plus interest, but has refused to order Atari to convey to Games Inc. the rights and title to the IP and game licenses, including the URL Games.com.

Games Inc. has been denied the use of the Hasbro and Atari IP and the estimated $1.5 million per month in revenue that was projected from operating Games.com, based on financial projections used to price terms of the Agreement using the existing traffic and IP since the Trial Court granted Atari/Hasbro a Temporary Restraining Order in May 2004.  If successful on Appeal, the Company will claim, at a minimum, the estimated $1.5 million per month revenue accruing to $19.5 million in damages, to date, and other unspecified damages against Atari, Hasbro and any other responsible parties.

Games Inc. has filed to appeal the case to the Second Circuit Court of Appeals. Games is prepared to pursue all legal remedies against Atari and its officers to effect our ownership of this property and these exclusive game rights, (see Legal Proceedings and Note C to our June 30, 2005 financial statements).

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

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

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

RISKS RELATED TO THE COMPANY’S INDUSTRY

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

Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several connectivity companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charges for our services to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could decrease the growth in the use of the Internet, decrease the demand for traffic on our Websites, increase our operating expenses, or otherwise adversely affect our business.

THE INTERNET IS RAPIDLY CHANGING AND IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN THIS INDUSTRY, WE MAY NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND SALES MAY DECLINE.

The Internet is characterized by rapidly changing technology with continuous improvements in both computer hardware and software. If we do not respond effectively and on a timely basis to rapid technological change, we will not be able to effectively sell our services and our sales will materially decline. We must continually purchase new computer hardware and license new computer software systems to effectively compete in this industry. In addition, our software delivery methodologies must be able to support changes in the software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. And moreover, we rely on software providers to produce software that keeps pace with our customers' demands.

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

RISKS RELATED TO THE COMPANY’S COMMON STOCK

CONTROL EXERCISED BY OFFICERS AND DIRECTORS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY’S STOCKHOLDERS.

As of June 30, 2005, Games directors, executive officers, and their affiliates beneficially owned approximately 70.40% of its outstanding common stock. Roger W. Ach, II, Games Chairman of the Board, Chief Executive Officer and President, beneficially owns approximately 42.24% Games outstanding common stock. Carol A. Meinhardt, our Chief Operating Officer, Secretary and Treasurer, beneficially owns approximately 18.10% of Games outstanding common stock. Myles S. Cairns our Chief Financial Officer beneficially owns approximately 10.06% of Games outstanding common stock.  As a result, these stockholders, acting together and with others, have the ability to potentially control substantially all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and any merger, consolidation, takeover or other business combination involving us, and to control the Company’s management and affairs. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could materially adversely affect the market price of Games common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has leased, through March 31, 2006, facilities, which consist of approximately 5,397 square feet and are located in Cincinnati, Ohio. The Company currently pays an annual base rent of approximately $134,000 for the use of these facilities. These facilities house all of the Company’s departments, such as, sales, customer, technical and administrative services.

ITEM 3.  LEGAL PROCEEDINGS

Current Litigation

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

On April 29, 2004, the Company notified Atari, Inc. that Atari was in material breach of the Asset Purchase Agreement in various respects; including, but not limited to the exclusivity provisions of the agreement. On June 20, 2005 the Court ruled in favor of Atari on the lawsuit between the Company and Atari, Inc. regarding enforcement of the Asset Purchase Agreement. Although the Asset Purchase Agreement provides for exclusive on-line rights to the Licensed Products of Atari, Inc. and Hasbro, Inc., (defined below), Atari, Inc. had entered into a contract with Exent Technologies to develop and distribute “on-line versions” of the Licensed Products and offers these games on its own site www.atari.com.

On June 30, 2005, Games Inc. received the Final Order from the Court denying our request to file a 60b Motion requesting additional information on the recent transaction in which Infogrames, the French-based parent of Atari, Inc. sold back to its original owner, Hasbro, Inc. the Intellectual Property and game licenses which are the subject of this lawsuit.  This sale was for a total of $65 million cash and included a 7 year license to a Infogrames subsidiary, Atari Inc. of IP that is included in the December 31, 2003 Asset Purchase and License Agreement.

The Court’s decision indicated Atari had “…..a loss in the bargain…..”; and refused to hear the subsequent evidence of the recent $65 million sale transaction, even though Atari’s original Agreement was to license these same properties to Games Inc. for $5 million.

In an Amended Judgment on June 20, 2005 the Court ordered Games to redeem $2 million immediately and to further redeem $1 million of its Preferred Stock held by Atari on December 29, 2005 and to pay an additional $3.1 million plus interest, but has refused to order Atari to convey to Games Inc. the rights and title to the IP and game licenses, including the URL Games.com.

Games Inc. has been denied the use of the Hasbro and Atari IP and the estimated $1.5 million per month in revenue that was projected from operating Games.com, based on financial projections used to price terms of the Agreement using the existing traffic and IP since the Trial Court granted Atari/Hasbro a Temporary Restraining Order in May 2004.  If successful on Appeal, the Company will claim, at a minimum, the estimated $1.5 million per month revenue accruing to $19.5 million in damages, to date, and other unspecified damages against Atari, Hasbro and any other responsible parties.

On June 30, 2005 Games Inc. filed to appeal the case to the Second Circuit Court of Appeals. Games is prepared to pursue all legal remedies against Atari and its officers to effect its ownership of this property and these exclusive game rights, (see Note C to our June 30, 2005 financial statements).

The Company intends to vigorously appeal and defend this action, management has indicted that they believe the Company will ultimately prevail on our claim that Atari, Inc. breached the Asset Purchase Agreement and our defense of Atari’s claims.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Chris Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.

On August 27, 2003, the Company filed suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, game play, format, scoring systems, instructions, marketing and promotional strategies. Toadgames and the Company reached an agreement with Games agreeing to pay Chris Hunter $12,000 on January 27, 2005 and two additional payments of $12,000 paid on April 20, 2005 and July 31, 2005 for a total $36,000 to settle the dispute.

Jones, Jensen & Harris v. Roger W. Ach II, Games, Inc., and The Lottery Channel, Inc.

Case Number 05VS078471H  State Court of Fulton County State of Georgia on March 5, 2005. Jones, Jensen & Harris sued to recover indebtedness of approximately $3,700 plus legal and court fees from the Company. On March 15, 2005, the Company paid $6,500 and the judgment was dismissed on March 23, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This is to certify that the Annual Meeting for Games, Inc. was held on May 24, 2005 at 4:00 pm in the conference room of the Games, Inc. office at 425 Walnut Street, Suite 2300, Cincinnati, Ohio 45202.

The following shares were voted for all resolutions before the Company:

Total Issued and Outstanding as of April 15, 2005

26,107,377

Shares Voted in favor of each resolution

15,724,378

Percentage voted in favor of each resolution

60.23%

1.

Election of Directors.

Elected all the nominees listed below.

George R. Blake, Richard O. Coleman, Thomas C. Joseph, Edward J. VonderBrink and George M. Vredeveld as independent directors and Roger W. Ach, II and Carol A. Meinhardt as executive directors.

2.

Approved an Amendment to our Amended and Restated Articles of Incorporation authorizing the Board of Directors to approve a resolutions providing for a recapitalization to which the issued and outstanding shares of our common stock are to be reverse split, in the range of 1-for-4 to 1-for 10 at the sole discretion of our Board of Directors.  The Board of Directors may subsequently effect, in its sole discretion, the reverse stock split based upon any of the following ratios: one-for-four; one-for-five; one-for-six; one-for-seven; one-for-eight; one-for-nine; or one-for-ten. Approval of this proposal by our shareholders gives the Board of Directors authority to implement the reverse stock split at any time prior to June 30, 2006. In addition, the Board of Directors may determine, in its sole discretion, to abandon the reverse stock split without further action by our shareholders.  The Board has taken no action to reverse split the stock through June 30, 2005.

3.

Approved the amendment to the Director’s Compensation Policy to enable the Company to attract and retain well-qualified individuals as directors and to align their interests more closely with those of other stockholders of the Company through annual issuance of stock options to directors who are not employees of the Company or any of its subsidiaries and payment of fees via through the issuance of common stock to Directors.

Awards.  The Director Compensation Policy provides that each non-employee director will be granted with an annual grant of stock options on the date established by the Board for the payment of an annual retainer of 10,000 shares, and an additional 5,000 options are granted to the Chairman of the Audit Committee.  The Company also has established a policy of paying Directors $2,500 per Board Meeting attended and $1,000 for each telephonic Board meeting attended, these payments are made in common stock of the Company.

On April 11, 2005 the Compensation Committee proposed an amendment to the Director Compensation Policy to issue to the Board of Directors additional Director compensation consisting 100,000 stock options for granted to each Director at $0.62 per share.

4.

Ratified the appointment of Marcum & Kliegman LLP as the independent public accountants of the Company for the fiscal year ending June 30, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

As of June 30, 2005 and June 30, 2004, the Company had approximately 1,287 and 1,215 holders of record of its Common Stock, respectively.  Outstanding shares of the Company's Common Stock at those dates totaled 26,570,002 and 23,245,832 respectively.  The Company's transfer agent is Stock Trans, 44 West Lancaster Avenue, Ardmore, PA 19003.

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

March 31, 2004

$1.80

$0.36

----------------------------------------------------------------------------------------

Fourth quarter……

June 30, 2004

$1.90

$0.55

2005

First quarter..........

September 30, 2004

$1.05

$0.27

----------------------------------------------------------------------------------------

Second quarter......

December 31, 2004

$0.64

$0.27

----------------------------------------------------------------------------------------

Third quarter….….

March 31, 2005

$1.00

$0.38

----------------------------------------------------------------------------------------

Fourth quarter……

June 30, 2005

$0.64

$0.21

HOLDERS OF THE COMPANY’S COMMON STOCK

On September 22, 2005, the last reported sale price for the Company’s common stock on the OTC Bulletin Board was $0.20 per share.  On September 22, 2005, there were approximately 1,400 stockholders of record of the Company’s common stock.

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

The Series A Convertible Redeemable Preferred Stock has a 6% coupon to be paid in cash or common stock at the Company’s option on the first day of each quarter with the first payment due July 1, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

Incorporated by reference:

Current report, items 3.02,	September 28, 2004
Current report, items 3.02	October 28, 2004
Current report, items 3.02	March 14, 2005
Current report, items 3.02	March 22, 2005
Current report, items 3.02	August 12, 2005

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $9,511,030 and $3,233,160 for the years ended June 30, 2005 and 2004, respectively. The respective annual losses resulted primarily from:

•

June 20, 2005 Judgment in favor of Atari, $3,392,881;

•

Impairment of assets related to Atari litigation, $3,214,583;

•

providing discounted or free services as the Company marketed the Company’s products and services, in Fiscal 2005 and 2004;

•

initial and continuing network, infrastructure, and research and development costs associated with both operational and the start-up of operations, in Fiscal 2005 and 2004;

•

salaries, deferred compensation and other employee related benefits, in Fiscal 2005 and 2004;

•

professional and consulting fees in Fiscal 2005 and 2004; and

•

lack of significant revenues in Fiscal 2005 and 2004

Total revenue for the years ended June 30, 2005 and June 30, 2004 was $386,469 and $462,378, respectively.

	Year Ended June 30, 2005		Year Ended June 30, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$188,515	48.8%	$241,980	52.3%

2. Lottery services	146,041	37.8%	153,584	33.2%

3. Subscriptions and fees	51,913	13.4%	66,814	14.5%

Total	$386,469	100.0%	$462,378	100.0%

The decrease in advertising revenue of $53,465 can be directly attributed to loss of advertising revenues from the Games.com site operated in 2004 which amounted to approximately $51,590. Lottery service revenues decreased by $7,143 as a result of fluctuating demand from customers.  These revenues relate to the lottery services customer base and the lottery information feeds that are sold by the Company.  Advertising rates on the Company’s websites remained constant at $1 per

 CPM (cost per 1000 impressions) but the volume of advertising was approximately flat on the remaining sites during the year.  The Company continues to develop its sales, implement its sales and marketing strategies, increase consumer understanding and awareness of its services, and prove the Company’s business model.

The Company’s continued growth is significantly dependent upon its ability to generate sales relating to its subscription and fee services which decreased $14,901 from $66,814 in 2004 to $51,913 in the current fiscal year. The Company’s subscription and fee revenues tend to increase when the lottery jackpots exceed $100 million. The Company’s main priorities relating to revenue are:

•

increase market awareness of the Company’s products and services through the Company’s strategic marketing plan of offering websites to lottery retailers,

•

growth in the number of customers,

•

continue to accomplish technological economies of scale, and continue to streamline and maximize efficiencies in the Company’s business model.

COSTS AND EXPENSES

During the year ended June 30, 2005, the Company incurred selling, general administrative expenses of $2,799,126.  This represents a decrease of $604,358 over the prior year amount of $3,403,484.  The decrease is primarily attributed to a decrease in depreciation and amortization expenses of $899,812.  Approximately $540,000 of this decrease in depreciation relates to computer equipment being fully depreciated at June 30, 2004, and approximately $360,000 of this decrease related to URLs that were fully amortized at June 30, 2004.  This decrease was offset by an increase in legal and professional fees and Atari litigation costs that were approximately $304,704.  Interest expense increased from $148,014 to $528,789 due to $478,356 interest recorded in Atari judgment; this increase was offset by reduced debt in notes and convertible debt of which $618,186 in notes converted to common stock in the third and fourth quarters of 2004 reducing interest expense by approximately $31,000 in fiscal 2005 as well as the Company recorded a beneficial conversion feature on the notes issued in the amount of $72,000 in fiscal 2004 with no comparable charge in fiscal 2005. In fiscal 2005, the Company recorded a charge as a result of a Court ordered judgment in the Atari litigation in the amount of $3,124,191. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, the Company recorded a deemed dividend in the amount of $2,235,900 to reflect the beneficial conversion feature of the Series A Preferred Stock issued in March 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $10,073 at June 30, 2005 and working capital deficiency of $8,264,128. For the year ended June 30, 2005, the Company used cash in its operating activities totaling $1,612,074 compared to $1,113,527 in year ended June 30, 2004.

The Company finances its operations and capital requirements primarily through the issuance of common stock, preferred stock and the issuance of notes. For the years ended June 30, 2005 and June 30, 2004, the Company received cash totaling $1,590,719 and $1,261,276 from financing activities.

As of June 30, 2005, the Company had $8,317,661 in current liabilities compared to current assets of $53,533.

The Company has $41,146 and $52,976 in amounts due to related parties as of June 30, 2005 and June 30, 2004.

As of June 30, 2005, the Company had $478,096 of unpaid Federal and State payroll taxes (including interest and penalties) included in current liabilities.  The Company is negotiating with the Internal Revenue Service (“IRS”) regarding a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If they are unable to negotiate a payment plan the IRS could declare  the Company  in  default  of their fiduciary  responsibility  and  could file a tax lien on the Company's assets or take  other action against the Company and its responsible officers, which would have  a  material  adverse  effect  on  the  Company's  business.

The Company currently has no material commitments for capital requirements. If the Company were forced to purchase new equipment to replace the equipment the Company currently owns, any new purchases would not constitute a material capital commitment; however, the Company estimates that replacement costs would not significantly exceed the current carrying value of the current equipment. If this occurs, the Company will attempt to raise the necessary finances to make such purchases, but there is no assurance that the Company will be able to do so. Without the ability to quantify these amounts specifically, the Company nonetheless believes that it would have a material impact on its business and its ability to maintain its operations.

Pursuant to an agreement with Bingo, Inc. dated October 8, 2003, the Company entered into a fifty-year (50) royalty agreement as part of the purchase of Lottery.com.  The Company will pay Bingo, Inc. a 4% royalty on gross revenue (as defined) on online lottery ticket sales. Pursuant to the Royalty Agreement the Company is obligated to make minimum royalty payments of $72,000 per annum.

The Company is currently developing and refining its acquisition and expansion strategy. If the Company expands more rapidly than currently anticipated, if its working capital needs exceed its current expectations, or if the Company is able to consummate an acquisition, the Company will need to raise additional capital from equity or debt sources. The Company cannot be sure that it will be able to obtain the additional financings to satisfy its cash requirements or to implement its growth strategy on acceptable terms or at all. The Company’s ability to raise capital in the future may be difficult. If the Company cannot obtain such financings on acceptable terms, its ability to fund its planned business expansion and to fund its on-going operations will be materially adversely affected. If the Company incurs debt, the risks associated with its business and with owning its common stock could increase. If the Company raises capital through the sale of equity securities, the percentage ownership of its stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the Company’s common stock.  Management believes that the Company will need approximately $2,500,000 to fund operations during the next 12 months. In addition to cash to fund operations the Company will need approximately $5.6 million in a judgment awarded to Atari, Inc. and $1 million to redeem 10,000 convertible preferred shares due December 31, 2005. The majority shareholders of the Company have contributed in excess of $20 million to the Company over time and are committed to seeing the Company’s business plan come to fruition and as such will continue to support the Company through capital investments until the Company reaches profitability. The Company has focused on attempting to obtain the necessary capital to maintain its operations however; additional financing will be necessary to sustain operations and achieve the Company's business plan.  The Company is attempting to obtain such additional financing.  Management is also actively seeking one or more strategic investors to complete and acquisition and a strategic line extension in the games business.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceed its fair value typically represented by the future discounted cash flow associated with the asset.

Revenue Recognition

The Company's revenues are derived principally from advertising, shared advertising, memberships and subscriptions and are recognized as "impressions", or based on the number of times an advertisement appears in pages viewed by users of the Company's online properties, are delivered or the subscription fee has been earned.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment ("FAS 123R"). The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is the first annual reporting period beginning after June 15, 2005, and will apply to all outstanding and unvested SBP awards at a company's adoption. Management expects that this adoption will result in increased expenses going forward.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB NO. 29 (“SFAS 153”).  SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange.  SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this report and are incorporated by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 18, 2003, the Company reported on Form 8-K, that the Company approved Marcum & Kliegman LLP (“M&K”) as the Company’s independent accountants for the years ended June 30, 2003 and they remain appointed for the years ending June 30, 2004 and June 30, 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our  Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but will adopt additional disclosure controls and procedures to improve the quality and timeliness of disclosure.

Our independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, M&K had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel.  Management has informed M&K and the Audit Committee that it will modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

Management does not believe that the above significant deficiency affected the results of the fiscal year ended June 30, 2005 or any prior period.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Roger W. Ach, II, age 62, Chairman, President and CEO.  Prior to founding the Company in 1995, Mr. Ach was the Chairman of American Steel & Wire Corp., Chicago West Pullman Transportation Corporation and Vortec Corporation.  Prior to that, he spent 20 years in the investment banking and brokerage industries, including serving as Managing Director at Prudential Bache Securities and as Partner at Oppenheimer & Co.  Mr. Ach is also the Managing Member of Chicago West Pullman, LLC, a Cincinnati-based investment holding company.

Carol A. Meinhardt, age 58, Executive Vice President and Chief Operating Officer.  Ms. Meinhardt has been an officer and director of GameBanc Corporation since its founding in 1995.  Prior to joining GameBanc, Ms. Meinhardt was Assistant Vice President of Chicago West Pullman Corporation, an investment holding company based in Cincinnati, Ohio.  From 1970-1989 Ms. Meinhardt was employed at DuBois Chemicals, a Cincinnati-based specialty chemical company, where she served in various administrative and management capacities.

Myles S. Cairns, age 50, Executive Vice President and Chief Financial Officer. Mr. Cairns joined the Company on February 1, 2003 as Consulting CFO and was elected an officer of the company by the board of directors on February 9, 2003. He brings more than 20 years experience as CMA, CFO, Controller, VP Operations, and Director of Planning in public, privately held, and venture-backed companies. His mix of rapid-growth, technology, and International business is well suited to the tasks at hand. Prior to joining the Company, he was most recently the COO and CFO of eCallCENTRAL.

George R. Blake age 59, Chairman, and President, Stardust Technologies, Inc.  Mr. Blake is the former editor of the Cincinnati Enquirer, Kentucky Enquirer, Fort Myers News Press, and the Pacific Daily News in Guam.

Richard O. Coleman, age 44, Director since February 5th 2004 is Managing Member of GenStone Acquisition Company, (“GenStone”).  GenStone is a holding company formed to manage and grow a portfolio of sizeable African American-owned companies.  GenStone is the Managing Partner of GenStone Partners, LLC, an African American owned private Equity/Merchant Banking Firm.  In his role as GenStone’s Managing Member, Mr. Coleman seeks out acquisition targets with significant scale and excess capacity.  Most recently, Mr. Coleman served as President, Chief Executive Officer and Chairman of the Board of NextGen Fiber Optics, LLC, which he acquired April of 2002 through GenStone Acquisition Company.  Mr. Coleman previously worked several years in the investment banking industry and held the title of Executive Vice President of Onyx Capital Ventures, LLC when he left to acquire NextGen Fiber Optics.  Mr. Coleman is a member of the Cincinnati Business Advisory Committee of the Federal Reserve Bank of Cleveland.  He also serves as a member of the Board of Trustees of several non-profit organizations, including The Cincinnati Reds Hall of Fame, The Cincinnati Museum Center, Northern Kentucky University Foundation, the Dan Beard Council of the Boy Scouts of America, The Economic Center for Education and Research.  Mr. Coleman received a B.A. in Government / International Relations in 1984 from Beloit College.

Thomas C. Joseph, Director, age 60, has been the CEO of MAN-O Products, Inc. since 1996.  Previously he was in the home furnishing industry involved in sales and marketing.

Edward J. VonderBrink, age 60, Director since March 2004, is Director of the Xavier Entrepreneurial Center at Xavier University since 2000. Mr. VonderBrink joined Grant Thornton in 1967, a national accounting and consulting firm. He was named Cincinnati Managing Partner in 1990 and later named Regional Managing Partner. He retired at the end of 1999 as the Cincinnati and Regional Managing Partner for Grant Thornton.

George Vredeveld age 63, Director since June 2004 is Professor and President of the Economics Center for Education & Research for the University of Cincinnati. George was appointed as first director of the Center in 1977 and has been an important force in the growth of its Schools Program and the Economics Research Group. His recent research has focused on factors that affect regional economic development, including education and the quality of the labor market. He also has analyzed the effects of the economic changes in Central and Eastern Europe. He was a member of a task force, commissioned by the Bulgarian government that developed an economic transformation program for that country. George received his Ph.D. in economics from Indiana University, a Master's degree from Purdue University and his baccalaureate from Calvin College.

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

To the Company's knowledge, based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended June 30, 2005, the Company believes that all Reporting Persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2005.

AUDIT COMMITTEE

The audit committee will review the various accounting, financial reporting and internal control functions and make recommendations to the Board of Directors for the selection of independent public accountants. In addition, the committee will monitor the independence of the independent accountants. The members of the audit committee are Mr. George R. Blake, Mr. Richard O. Coleman and Mr. Edward J. VonderBrink. The Board of Directors has determined that Mr. Coleman and Mr. VonderBrink are both qualified as “financial experts” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission and serve as Co-Chairman of the Audit Committee. All members of the Audit Committee are independent of management.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Chief Executive Offer and the other executive officers whose compensation exceeded $100,000 during the last fiscal year.  This table reflects the amounts such persons earned or received as employees of the Company during the fiscal years indicated.  The Company’s fiscal year is from July 1 through June 30.

Summary Compensation Table

		Annual Compensation -----------------------------			Long-Term Compensation Awards ------------------
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Comp.	Rest. Stock Award	Securities Underlying Options/ SAR (#)[8]	All Other Compensation
Roger W. Ach, II President, Chief Executive Officer	2005 2004 2003 2002 2001	240,115 250,000 145,833 250,000 250,000	0 0 0 -0 0	133,750[9] 125,000[9] 229,167[9] 150,025[9] 0	0 0 0 0 0	1,800,000 400,000 0 50,000 25,000	0 0 0 0 0
Carol A. Meinhardt Executive Vice President/Chief Operating Officer	2005 2004 2003 2002 2001	80,510 90,000 90,000 90,000 82,500	0 0 0 0 0	60,980[9] 60,000[9] 60,000[9] 190,625[9] 0	0 0 0 0 0	1,350,000 182,000 0 50,000 25,000	0 0 0 0
Myles S. Cairns Executive Vice President/Chief Financial Officer	2005 2004 2003	128,333 117,166 11,666	0 0 0	47,458[9] 49,084[9] 42,9169(10)	0 0 0	1,310,000 222,000 0	0 0 0

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

Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, each of the independent directors will receive options to purchase 10,000 shares of Games, Inc. upon election or appointment to the Board of Directors and additional options to purchase 10,000 shares for each year of service on the Board of Directors. The Directors receive $2,500 for each quarterly Board Meeting and $1,000 for each telephonic meeting that may be called from time to time. On May 24,2005 shareholders approved a grant of 100,000 options at $0.62 cents per share to each of the independent directors. There are no other standard arrangements pursuant to which the directors of Games, Inc. will be compensated for services provided as a director.

Games, Inc. has executed employment agreements with Roger W. Ach, II, Carol A. Meinhardt, and Myles S. Cairns.  Pursuant to these employment agreements, which have been approved by the Board of Directors, the executive officer is entitled to receive severance compensation equal to 2.99 times the sum of such officer's salary and any bonus paid in the preceding 12 month period in the event of (i) the failure of the Company to elect or reelect or to appoint the officer; (ii) a material change by the Company to a position with less dignity, responsibility or scope; (iii) the liquidation or dissolution, or consolidation, merger or other business combination (including assumption of control by a shareholder or consortium of shareholders) of Games, Inc., or transfer of all or substantially all of its assets, unless any such consolidation, merger or other business combination does not adversely affect the officer's position; and (iv) any material breach of this Agreement by Games, Inc.  The officer is entitled to severance compensation in an amount equal to the sum of the officer's salary and bonus paid in the preceding 12 months if these employment agreements expire and similar employment agreements are not executed.  In addition to the above severance payments, the officer's participation in Company-sponsored medical and dental insurance benefit plans will be continued at the Company’s expense for a maximum period of eighteen months so long as the officer is alive and not otherwise employed.  Mr. Ach is entitled to annual compensation of $393,750 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.  Ms. Meinhardt is entitled to annual compensation of $157,500 and is eligible to receive a bonus up to 50% of her base annual salary as determined by the Compensation Committee of the Board of Directors.  Mr. Cairns is entitled to annual compensation of $183,750 and is eligible to receive a bonus up to 50% of his base annual salary as determined by the Compensation Committee of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes set forth certain information with respect to the beneficial ownership of the Company’s common stock as of September 28, 2005, for the following:

•

Each of the Company’s directors and executive officers

•

All directors and executive officers as a group, and

•

Each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock who is not an officer or director

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Roger W. Ach, II 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	11,041,692[1,2]	42.24%
Carol A. Meinhardt 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	4,731,074[3]	18.10%
Chicago West Pullman LLC 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	3,690,878	14.12%
Roger W. Ach, II Family Trust U/t/a/dated May 31, 2002 425 Walnut Street, Suite 2300 Cincinnati, Ohio 45202	Common Stock	1,000,000[2]	3.19%
Myles S. Cairns 826 Riverwatch Drive Crescent Springs, KY 41017	Common Stock	2,631,074[4]	10.06%

1 The total outstanding shares as of June 30, 2005 are 26,117,152

2 Includes 3,826,740 shares owned directly by Mr. Ach, 3,690,878 shares owned by Chicago West Pullman, LLC of which Mr. Ach is the managing member and majority owner, 1,124,074 shares of stock held in a deferred compensation plan, 100,000 shares owned by Janet Ach, Mr. Ach’s wife and 100,000 shares owned by Mr. Ach as the trustee of the Janice M. Meinhardt Irrevocable Trust. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed herein and upon a subsequent conversion or exchange of Mr. Ach's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Mr. Ach will possess options to purchase 2,200,000 additional shares of common stock of Games, Inc. At June 30, 2005, Mr. Ach had 1,500 shares of Games Inc. $100 Series A convertible preferred stock in a deferred compensation plan, which were subsequently converted to 366,000 shares of Games, Inc. common stock.  Each share of Series A Convertible Preferred Stock was convertible into 244 shares of common stock, or $0.41 per share.  Each preferred share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share. Mr. Ach disclaims any beneficial ownership of the shares held in Roger W. Ach, II Family Trust.

3 Includes 75,000 shares owned by Ms. Meinhardt directly, 1,724,074 shares that are held in a deferred compensation plan, and 1,500 has shares of Games Inc. $100 Series A convertible preferred stock in a deferred compensation plan, each share of Series A Convertible Preferred Stock was converted into 244 shares of common stock, 366,000 shares of common stock at $0.41 per share. Each preferred share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share and 1,000,000 shares owned by Ms. Meinhardt as the Trustee of the Roger W. Ach, II

Family Trust and 400,000 shares owned by Ms. Meinhardt as the Trustee of four separate irrevocable trusts established for the benefit of Mr. Ach's adult children. Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed on August 26, 2002, and upon a subsequent conversion or exchange of Meinhardt's existing options to acquire shares of common stock of The Lottery Channel, Inc. d/b/a GameBanc Corporation, Ms. Meinhardt will possess options to purchase 1,532,000 additional shares of common stock of Games, Inc.

4 Includes 1,089,574 shares owned by Mr. Cairns in a deferred compensation plan, 9,500 held directly, and 1,500  shares of Games Inc. $100 Series A convertible preferred stock in a deferred compensation plan, each share of Series A Convertible Preferred Stock was convertible into 244 shares of common stock, or $0.41 per share. Each share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share, and Mr. Cairns will possess options to purchase 1,532,000 additional shares of common stock of Games, Inc.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Ownership as of Record Date	Percent of Class as of Record Date
Thomas C. Joseph 3437 Mooney Avenue Cincinnati, Ohio 45208	Common Stock	23,500[5]	0.17%
George Blake 79 W. Belle Isle Rd. Atlanta, GA 30342	Common Stock	289,450[5]	1.15%
Richard O. Coleman 720 East Pete Rose Way, Suite 410 Cincinnati, OH 45202	Common Stock	90,000[56]	0.38%
Edward J. VonderBrink 5536 Jessup Rd Cincinnati, Ohio 45247	Common Stock	20,000[5]	0.11%
George Vredeveld 425 Lafayette Avenue Cincinnati, OH 45220	Common Stock	226,000[5]	0.90%

5 Following the adoption of the 2002 Long-Term Stock Incentive Plan discussed in the notes to the financial statements Mr. Joseph, Mr. Blake, Mr. Coleman, Mr. VonderBrink and Mr. Vredeveld  will each receive stock options to purchase 10,000 shares of common stock of Games, Inc per year of service on Games, Inc.’s Board of Directors.  In April 2005 the shareholders approved a special compensation grant of options to each of the Directors in the amount of 100,000 options granted at an exercise price of $0.62 per option.

6 Mr. Coleman has 100 shares of Games Inc. $100 Series A convertible preferred stock in a deferred compensation plan, each share of Series A Convertible Preferred Stock is convertible into 244 shares of common stock, or $0.41 per share. Each share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share.   In April 2005 the shareholders approved a special compensation grant of options to each of the Directors in the amount of 100,000 options granted at an exercise price of $0.62 per option.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's President and CEO, Roger W. Ach, II, and Chief Operating Officer, Carol A. Meinhardt, are also members of Chicago West Pullman, LLC ("CWP"), an Ohio limited liability company.  As of June 30, 2005, the Company had a liability of $41,146 to CWP.  In September of 2004 the Company's President and CEO, Roger W. Ach, II, its Chief Executive Officer, Carol A. Meinhardt, its Chief Operating Officer, and Myles S. Cairns its Chief Financial Officer acquired 500,000, 200,000 and 225,000 shares respectively of Games, Inc stock at $0.50 per share through Games Inc Deferred Compensation Plan. In March of 2005 Roger W. Ach, II, Carol A. Meinhardt and Myles S. Cairns acquired 1,500 shares each through Games Inc Deferred Compensation Plan of Games Inc. $100 Series A convertible preferred stock.  On July 27, 2005, each share of Series A Convertible Preferred Stock was converted into 244 shares of common stock, at $0.41 per share. Each preferred share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share. On August 12, 2005 Roger W. Ach, II, Carol A. Meinhardt and Myles S. Cairns acquired 750,000, 1,000,000 and 250,000 shares of Games, Inc. stock respectively through Games Inc. Deferred Compensation Plan at $0.10 per share.

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

10.145

License and Merchandising Agreement with Late for the Sky Production Company, Inc. dated September 27,2004

10.155

Addendum to License and Merchandising Agreement with Late for the Sky Production Company, Inc. dated September 27, 2004.

10.166

Preferred Stock Purchase Agreement Series A.

10.176

Games Warrant

10.18

Revised Employment Agreement dated July 1, 2005 between Games, Inc. and Roger W. Ach, II

10.19

Revised Employment Agreement dated July 1, 2005 between Games, Inc. and Carol A. Meinhardt

14.15

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

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated by reference to the Company's Form 10-SB filed November 15, 2001.

2Incorporated by reference to the Company's Form 10-SB filed November 6, 2003.

3Incorporated by reference to the Company's Form SB-2 filed March 31, 2004 Registration Statement No. 33-112170

4Incorporated by reference to the Company's Form SB-2 filed June 22, 2004 Registration Statement No. 333-116713

5Incorporated by reference to the Company's Form 10-KSB/A filed November 03, 2004

6 Incorporated by reference to the Company's Form SB-2 filed April 8, 2005 Registration Statement No. 333-123956

(b)

Reports on Form 8-K

Current report, items 1.01, 3.02, and 9.01	September 28, 2004
Current report, items 3.02	October 28, 2004
Current report, items 8.01 and 9.01	February 15, 2005
Current report, items 3.02, 8.01, and 9.01	March 14, 2005
Current report, items 3.02	March 22, 2005
Current report, items 8.01 and 9.01	April 22, 2005
Current report, items 8.01 and 9.01	May 25, 2005
Current report, items 8.01 and 9.01	July 1, 2005
Current report, items 3.02 and 8.01	August 12, 2005
Current report, items 8.01 and 9.01	August 31, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum & Kliegman LLP for professional services rendered for the fiscal years ended June 30, 2005 and June 30, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$ 40,600	$40,600
Audit-Related Fees	$100,900	$69,400
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$141,500	$110,000

Audit Fees: Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports, audit related services that are normally provided by Marcum & Kliegman LLP in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors:  The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMES, INC.

/S/ Roger W. Ach, II

Roger W. Ach, II

President and Chief Executive Officer

Date: September 28, 2005

SIGNATURES

TITLE

DATE

Chief Executive Officer, Director

September 28, 2005

/s/ Roger W. Ach

(Principal Executive Officer)

Roger W. Ach II

Chief Financial Officer

September 28, 2005

/s/  Myles S. Cairns

(Principal Financial and Accounting Officer)

Myles S. Cairns

Executive Vice-President

September 28, 2005

Chief Operating Officer,

/s/ Carol A. Meinhardt

Secretary, Treasurer and Director

Carol A. Meinhardt

/s/ Thomas C. Joseph

Director

September 28, 2005

Thomas C. Joseph

/s/ Richard O. Coleman

Director

September 28, 2005

Richard O. Coleman

/s/ George R. Blake

Director

September 28, 2005

George R. Blake

/s/ Edward J. VonderBrink

Director

September 28, 2005

Edward J. VonderBrink

/s/ George Vredeveld

Director

September 28, 2005

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

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c)  Disclosed in this report any change any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  September 28, 2005

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

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c)  Disclosed in this report any change any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  September 28, 2005

/s/ Myles S. Cairns

---------------------

    Myles S. Cairns

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger W. Ach, II, Chief Executive Officer certify, in my capacity as an officer of the Company that I have reviewed the annual report of the Company on Form 10-KSB for the fiscal ended June 30, 2005 and that to the best of my knowledge:

1.

the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2.

the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.  A signed original of this written statement required by Section 906 has been provided to Games, Inc. and will be retained by Games, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:

September 28, 2005

/s/Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

Date:

September 28, 2005

/s/Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Myles S. Cairns, Chief Financial Officer of the Company, certify, in my capacity as an officer of the Company that I have reviewed the annual report of the Company on Form 10-KSB for the fiscal ended June 30, 2005 and that to the best of my knowledge:

1.

the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2.

the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.  A signed original of this written statement required by Section 906 has been provided to Games, Inc. and will be retained by Games, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:

September 28, 2005

/s/Myles S. Cairns

Myles S. Cairns

Principal Financial and Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Deficiency	F-5-7
Consolidated Statements of Cash Flows	F-9-10
Notes to Consolidated Financial Statements	F-11-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Games, Inc.

Cincinnati, OH

We have audited the accompanying consolidated balance sheet of Games, Inc. and Subsidiary (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended June 30, 2005 and 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Games, Inc. and Subsidiary as of June 30, 2005, and the consolidated results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes C and D to the financial statements, on June 20, 2005, the Company received a judgment against it for approximately $6,100,000 relating to the Asset Purchase Agreement with Atari, Inc. Furthermore, pursuant to the judgment, it was determined that the associated assets were impaired.  Accordingly, the Company recorded a charge for impairment expense in the amount of $3,214,583 as of June 30, 2005. In addition, the Company has a working capital deficiency of $8,264,128. These matters along with recurring losses from operations and net operating cash outflows raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

New York, New York

September 17, 2005

FINANCIAL STATEMENTS

Games, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2005

Assets
Current assets:
Cash	$ 10,073
Accounts receivable – trade	34,497
Prepaid expense	8,963
Total current assets		$ 53,533

Property, equipment and software, net		89,333

Intangibles, net		192,073
Total assets		$334,939

Liabilities and Stockholders' Deficiency

Current liabilities:
Notes payable, net of debt discount of $7,500	$ 81,250
Convertible promissory note	100,000
Accounts payable and accrued liabilities	1,282,988
Due to related parties	41,146
Accrued officers salaries	204,813
Accrued litigation and judgments including accrued interest of $326,059;: see Note C	3,430,167
Series AA Convertible Redeemable Preferred stock, issued for deposit on Games.com assets, (aggregate liquidation preference of $3,025,000), including accrued interest of $152,297; see Note C	3,177,297
Total current liabilities		$ 8,317,661

Notes payable, net of current maturities and debt discount of $6,467		136,033
Total liabilities		8,453,694

Commitments and contingencies

Stockholders' deficiency
Series A Convertible Redeemable Preferred stock, $0.001 par value, 50,000 shares authorized; 21,521 issued and 20,021 outstanding (aggregate liquidation preference of $2,152,100)	22
Common stock, $0.001, 65,000,000 shares authorized,
26,570,002 issued and 26,128,914 shares outstanding	26,570
Additional paid-in capital	41,309,250
Deferred compensation	(255,931)
Accumulated deficit	(49,155,362)
Less treasury stock, at cost 14,500 shares	(43,304)
Stockholders' deficiency		(8,118,755)

Total liabilities and stockholders’ deficiency		$ 334,939

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended June 30, 2005 and 2004

	2005	2004

Revenues	$ 386,469	$ 462,378
Cost of revenues	420,393	144,040

Gross (loss) profit	(33,924)	318,338

Operating expenses:
Selling, general and administrative expenses, including stock- based compensation of $619,180 and $342,969 in 2005 and 2004, respectively	2,609,543	3,403,484
Impairment loss on assets – see Note C	3,214,583	--
Litigation expense	3,124,191	--
Operating loss	(8,982,241)	(3,085,146)

Interest expense	(528,789)	(148,014)
Net loss	(9,511,030)	(3,233,160)

Series A convertible redeemable preferred stock deemed dividends	(2,152,100)	--
Dividends on Series A convertible redeemable preferred stock	(39,733)	--

Net loss attributable to common stockholders	$(11,786,663)	$(3,233,160)

Per Share Information:
Weighted average common stock outstanding -
basic and diluted	25,368,762	19,040,128

Net loss per common share basic and diluted	$(0.46)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

For the Years ended June 30, 2005 and 2004

	Series A Convertible Redeemable Preferred Stock		Common Stock		Additional Paid in	Deferred	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balances at June 30, 2003			16,347,707	$16,347	$32,081,249		$(34,219,339)	(14,500)	$(43,304)	$(2,165,047)
Common stock issued in share exchange with GameBanc			452,150	452	(452)		-	-	-	-
Sale of common stock			2,902,000	2,902	1,348,098					1,351,000
Common stock issued in exchange for convertible note			622,658	623	619,169					619,792
Common stock issued in exchange for legal settlement			406,648	407	164,593					165,000
Common stock issued in exchange for equipment			150,000	150	74,850					75,000
Common stock issued in exchange for services			1,140,000	1,140	815,591	(251,881)				564,850
Stock issued to Directors			329,500	329	39,671					40,000
Stock issued to deferred compensation plan			1,000,000	1,000	499,000	(64,250)				435,750
Common stock issued for URL			400,000	400	199,600					200,000
Common stock exchanged for preferred stock	1,100	1	(32,331)	(32)	32					1
Redemption of Preferred stock	(550)									-

Net loss							(3,233,160)			(3,233,160)
Balance at June 30, 2004	550	1	23,718,332	$23,718	$35,841,401	$(316,131)	$(37,452,499)	(14,500)	$(43,304)	$(1,946,814)

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency – Continued

For the Years ended June 30, 2005 and 2004

	Convertible Redeemable Preferred Stock A		Common Stock		Additional Paid in	Deferred	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balances at June 30, 2004	550	$1	23,718,332	$23,718	$35,841,401	$(316,131)	$(37,452,499)	(14,500)	$(43,304)	$(1,946,814)
Sale of common stock			1,142,500	1,143	470,856					471,999
Warrants issued to consultant					57,480					57,480
Stock issued for settlement of accounts payable	1,654	2	110,170	110	234,470					234,582
Common stock issued in exchange for services			424,000	424	(41,306)	251,882				211,000
Common stock issued to Directors					28,000					28,000
Common stock issued to deferred compensation plan			1,175,000	1,175	586,326	(191,682)				395,819
Preferred stock issued to deferred compensation plan	4,500	5			449,995					450,000
Sale of Preferred stock issued for cash	12,258	12			1,225,788	-				1,225,800
Preferred Stock issued in exchange of debt	3,109	3			310,897	-				310,900
Redemption of Preferred stock	(550)	(1)			(22,999)					(23,000)
Dividend on preferred stock							(39,733)			(39,733)
Deemed dividend					2,152,100		(2,152,100)			--

Imputed interest on notes payable					16,242					16,242
Net loss							(9,511,030)			(9,511,030)
Balance at June 30, 2005	21,521	$22	26,570,002	$26,570	$41,309,250	$(255,931)	$(49,155,362)	(14,500)	$(43,304)	$(8,118,755)

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended June 30, 2005 and 2004

	2005	2004
Net cash flows from operating activities:
Net loss	$(9,511,030)	$(3,233,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,287	1,049,099
Amortization of debt discount	11,916	18,971
Stock based compensation	619,180	342,969
Interest expense – beneficial conversion feature	--	72,000
Impairment on Games.com assets	3,214,583	--
Changes in assets and liabilities:
Accounts receivable – trade	(7,408)	(15,464)
Prepaid expenses and other assets	(8,963)	--
Accounts payable and accrued liabilities	3,657,036	289,635
Accrued officers salaries	263,325	362,423
Net cash used in operating activities	(1,612,074)	(1,113,527)

Cash flows from investing activities:
Acquisition of URL	--	(100,000)
Acquisition of property and equipment	(1,639)	(14,682)
Net cash used in investing activities	(1,639)	(114,682)

Cash flows from financing activities:
Repayments of capital lease obligation	--	(100,515)
Repayment of advances from related party	(11,830)	(74,267)
Proceeds from note payable	--	175,000
Repayments from issuance of note payable	(72,250)	(89,942)
Redemption of preferred stock	(23,000)	--
Proceeds from issuance of securities	1,697,799	1,351,000
Net cash provided by financing activities	1,590,719	1,261,276

Net (decrease) increase in cash	(22,994)	33,067

Cash at beginning of year	33,067	--

Cash at end of year	$ 10,073	$ 33,067

Cash paid for:
Income taxes	$ --	$ --
Interest	$ 16,304	$ 7,191

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

Consolidated Statements of Cash Flows – Continued

For the years ended June 30, 2005 and 2004

	2005	2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to settle accounts payable	$ 69,182	$ 10,000

Preferred stock issued to settle accounts payable	$ 165,400	$ --

Preferred stock issued for repayment of notes	$ 310,900	$ --

Common stock issued to settle note payable	$ --	$ 1,610

Common stock issued to settle litigation	$ --	$ 165,000

Conversion of notes payable to common stock	$ --	$ 618,186

Common stock issued for deferred compensation plan	$ 462,500	$ 415,250

Preferred stock issued for deferred compensation plan	$ 450,000	$ --

Common stock issued for the acquisition of computer equipment	$ --	$ 75,000

Preferred stock issued for deposit on acquisition	$ --	$1,025,000

Prepaid royalties recorded by the issuance of preferred stock	$ 125,000	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Games, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Games Inc. and its subsidiary GameBanc Corporation, collectively (‘the Company”), is a technology company operating in the area of interactive entertainment, primarily focused on Government Sponsored Lotteries and Internet Games. The Company provides a wide array of products and services to the domestic lottery markets.

The Company's principal business owns and operates a portfolio of online portals focused on the delivery of interactive entertainment and content to consumers. The Company features two community-focused online game sites with proprietary games for purchase-and-download, conventional online play, peer-to-peer and tournament game play. Games, Inc. also offers a digital greeting card site and has developed a proprietary back-end system for the online facilitation of the sale of lottery tickets.  Its www.Lottery.com website currently reports information on all state and provincially-sponsored Lotteries and redistributes this information to other larger portals.  Revenues are driven by online advertising on all sites along with lottery administrative services, content provision and subscriptions services.  The Company owns the following games and entertainment sites:

www.gameland.com, www.skillmoney.com, and www.cards.com.

The Company owns the following lottery site: www.lottery.com

Games, Inc. provides an array of products and services for the domestic lottery markets. The Company develops, provides and maintains web marketing solutions for lottery retailers, SMS communications, database management, lottery information services.  In addition the Company has developed software, applications and services to facilitate the electronic sale of new and existing lottery products via the Internet and wireless devices.

NOTE B -  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,511,030 and $3,233,160 for the year ended June 30, 2005 and June 30, 2004 respectively. Current liabilities of $8,317,661 exceed current assets of $53,533 at June 30, 2005. At June 30, 2005 the Company has a stockholders’ deficiency in the amount of $8,118,755. At June 30, 2005, $478,096 of unpaid Federal and State payroll taxes (including interest and penalties) are included in accrued expenses.  The Company is negotiating with the Internal Revenue Service (“IRS”) regarding a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If they are unable to negotiate a payment plan the IRS could declare  the Company  in  default  of their fiduciary  responsibility  and  could file a tax lien on the Company's assets or take  other action against the Company and its responsible officers, which would have  a  material  adverse  effect  on  the  Company's  business.

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by (i) obtaining a license to sell lottery tickets online and (ii) if they are successful in obtaining additional equity capital to fund acquisitions, the cash flows would be sufficient to fund operations through the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, integrate the Games.com assets, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters, along with those discussed in Note C, raise substantial doubt about our ability to continue as a going concern.  Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LITIGATION - ATARI, INC.

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note J), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of  $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. On net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

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

On April 29, 2004, the Company notified Atari it was in material breach of the Asset Purchase Agreement.  Atari then responded with a legal action, “Atari, Inc. Atari Interactive Inc. and Hasbro, Inc. vs. Games, Inc. Roger W. Ach II, and Chicago West Pullman LLC”, United States District Court, Southern District of New York, (JSR) 04 Civ. 3723. On May 18, 2004, the Court granted a temporary restraining order against the Company and the Company CEO from operating the Games.com site and Licensed Products and scheduled a preliminary injunction hearing prior to which, the Company agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

The Notice of Default issued by Games, Inc. pertained to the Asset Purchase Agreement dated December 31, 2003 which grants the Company. exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (Licensed Products ). Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.

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

By an Amended Judgment entered on June 20, 2005, the District Court ORDERED, ADJUDGED AND DECREED:  That for the reasons stated in the Court’s Memorandum Orders dated May 4, 2005 and May 27, 2005 respectively, Atari is entitled to the following damages:  (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004; (3) immediate redemption of 10,000 additional shares for $1 million; (4) the $50,000 bond that plaintiffs posted on May 19, 2004, to secure a temporary restraining order in this case is exonerated; (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million; (6) plaintiffs collectively are entitled to recoup their $150 filing fee; (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach; (8) the preliminary injunction is lifted; and 9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with Atari, Inc., and plaintiffs’ and defendants’ motions for reconsideration are in all other respects denied.

On June 30, 2005, Games Inc. received the Final Order from the Court denying our request to file a 60b Motion requesting additional information on the recent transaction in which Infogrames, the French-based parent of Atari, Inc. sold back to its original owner, Hasbro, Inc. the Intellectual Property and game licenses which are the subject of this lawsuit.  This sale was for a total of $65 million cash  and included a  7 year license to a Infogrames subsidiary, Atari Inc. of IP that is included in the December 31, 2003 Asset Purchase and License Agreement.

Pursuant to a Notice of Appeal filed on June 30, 2005, Games, Inc. appealed the Amended Judgment and its constituent decisions.

The Company intends to vigorously appeal and defend this action. However there can be no assurance that the Company will be successful in the action with Atari and even if the Company is successful there can be no assurance that the Company will retain the URL Games.com.

As a result of the Judgment, the assets, which include the Games.com URL and the Licensed Products, which had been classified as a long-term assets as “deposit on Games.com assets” were considered impaired. Accordingly, the Company recorded a charge for impairment expense in the amount of $3,214,583 effective June 30, 2005.

At June 30, 2005, the liabilities related to this litigation recorded on the balance sheet consisted of the following:

Series AA Preferred Stock immediately redeemable

$2,025,000

Series AA Preferred Stock redeemable December 29, 2005

  1,000,000

Accrued interest at 9% from April 30, 2004

     152,297

  Total Series AA Preferred Stock recorded as a current liability

  3,177,297

Court order immediately payable to Atari

  3,104,108

Accrued interest at 9% from April 30, 2004

     326,059

Accrued litigation and judgments

  3,430,167

   Total liability recorded to Atari, Inc. at June 30, 2005

$6,607,464

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Games, Inc. and its subsidiary GameBanc Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. From time to time the Company may have balances in excess of federally insured limits.

Property, Equipment and Software

Depreciation of property, equipment and software is computed using the straight-line method over the estimated asset life.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term.

Intangibles

Games values intangible assets in accordance with Statement of Financial Accounting Standards (‘SFAS”) 142, “Goodwill and Other Intangible Assets.” The costs of internally developed intangible assets are expensed as incurred.  The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, estimated at five years, and evaluated for impairment in accordance with SFAS 144. Amortization of intangibles will be for the fiscal years ending:

2006	2007	2008	2009	2010	Total
$113,672	$43,038	$32,621	$1,371	$1,371	$192,073

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value.  If conditions indicate an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment would be measured by the amount by which the assets exceed its fair value typically represented by the future discounted cash flow associated with the asset.

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

At June 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $37,500,000, and $31,000,000 respectively, which expire at various dates through 2025.  Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited.  Based on this and the fact that the Company has generated operating losses through June 30, 2005, the deferred tax asset of approximately $13,105,000 and $10,540,000 having been offset by a valuation allowance of $13,105,000 and $10,540,000 for years ending June 30, 2005 and 2004 respectively.

Advertising

Advertising costs are charged to operations as incurred.  Advertising expense was approximately $1,300 and $1,400 for the years ended June 30, 2005 and 2004, respectively.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States of America, (“GAAP”), revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

Advertising revenue is derived from the sale of banner and button advertisements, pop-up and other Web-based advertising. The Company recognizes revenue from the sale of its banner and button advertisements, pop-up and other Web-based advertising in the period in which the advertisements are delivered. The arrangements are evidenced either by an insertion order or contract that stipulates the types of advertising to be delivered and pricing. Agreements are primarily short-term and revenues are recognized as services are delivered provided that the Company has no significant remaining obligations and collection of the resulting receivable is probable. In certain arrangements, the Company sells banner advertising, click-through programs to customers as part of a bundled arrangement. For these arrangements, the Company allocates revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as the Company delivers on its obligation.

Revenue share arrangements. Shared revenues earned from advertising services are based upon a percentage of revenue earned from the advertisement. In accordance with EITF 99-19, the Company will recognize revenues shared with third-party network partners and E-mail list owners on a net basis.

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

Total revenues for the years ended June 30, 2005 and June 30, 2004 are as follows.

	Year Ended June 30, 2005		Year Ended June 30, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$188,515	48.8%	$241,980	52.3%

2. Lottery services	146,041	37.8%	153,584	33.2%

3. Subscriptions and fees	51,913	13.4%	66,814	14.5%

Total	$386,469	100.0%	$462,378	100.0%

Net Loss Per Share:

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

The following equity securities are not reflected in the calculation of the diluted loss per share because their effects would be anti-dilutive:

	June 30, 2005	June 30, 2004
Options	6,469,639	3,660,500
Series AA Preferred Stock	715,554	715,554
Series A Preferred Stock warrants	5,391,374	55,000
Series A Preferred Stock	5,251,124	--
Convertible notes	100,000	120,000
Total	17,927,691	4,551,054

Accordingly, basic and diluted loss per share are identical.

Fair Value of Financial Instruments

The recorded amounts of financial assets and liabilities at June 30, 2005 and 2004 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America.  Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain accounts in the prior years’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported net loss.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	June 30,
	2,005	2004
Net loss attributable to common stockholders as reported	$(11,702,863)	$(3,233,160)

Add: stock-based employee compensation expense determined under the intrinsic value method	--	--
Less: stock-based employee compensation expense determined under fair value-based methods for all awards	(1,228,419)	(181,080)

Pro forma loss	$(12,931,282)	$(3,414,240)

Pro forma loss per share- Basic and diluted	$(0.51)	$(0.18)

Pro forma Information

The fair value for the 2005 and 2004 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.36 and $0.00 respectively per share with the following weighted-average assumptions:

	2005	2004
Assumptions

Risk-free rate range	2.02% - 3.77%	1.25% - 2.12%
Dividend yield	0.0%	0.0%

Volatility factor of the expected market price of the Company's Common Stock	238.9%	286.8%

Average life	9.24 years	3.1 years

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

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment ("FAS 123R"). The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for he Company is the first quarterly reporting period beginning after December 15, 2005, and will apply to all outstanding and unvested SBP awards at a company's adoption. Management expects that this adoption will result in increased expenses going forward.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153,

 Exchanges of Nonmonetary Assets - An Amendment of APB No. 29 (“SFAS 153”).  SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange.  SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We did not enter into any transactions that would be affected by adopting SFAS 153.and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

NOTE E – PROPERTY, EQUIPMENT, AND SOFTWARE

Property, equipment and software at June 30, 2005 consist of the following:

	Amount	Estimated Useful Lives
Software	$2,916,917	5 years
Equipment	384,774	3-7 years
Furniture and fixtures	77,075	7 years
Leasehold improvements	____2,137	life of lease
	3,380,903
Less accumulated depreciation and amortization	(3,291,570)
Property, Equipment and Software, net	$ 89,333

Depreciation and amortization expense for the year ended June 30, 2005 and 2004 was $149,287 and $652,282, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

The Company’s President and Chief Executive Officer and its Chief Operating Officer are also members of CWP.  Pursuant to an agreement between Games and CWP, dated January 12, 2004, the Company agreed to pay a total one-time fee of $200,000 to CWP in consideration for CWP's services rendered to the Company in connection with the Company’s transaction with Atari to acquire Games.com, the payment was made in the form of 400,000 shares of Games, Inc. common stock valued at $200,000 on January 12, 2004.  As of June 30, 2005 the Company has $41,146 due to CWP. During July and August of 2005 the Company made repayments to CWP of $34,800, at September 27, 2005 the Company has $6,346 due to CWP.

NOTE G – INTANGIBLES

On March 16, 2005 Games issued 250,000 shares of common stock to an employee valued at $125,000 which were placed in the Games, Inc. Deferred Compensation Plan as payment for a perpetual exclusive license to all games which the employee has developed or will develop during the term of his employment with Games. The Company is amortizing this asset over 36 months. At June 30, 2005 the unamortized balance was $114,583.

At June 30, 2005 the Company had approximately $77,490 of unamortized balances remaining for a URL in the amount of $70,633 and trademarks of $6,857.

NOTE H - CONVERTIBLE PROMISSORY NOTES

From March 2003 through September 2003, the Company issued $300,000 in Promissory Notes (the “Promissory Notes”).  In March of 2005 the note holder converted the Promissory Notes to 3,000 shares of Series A Convertible Redeemable Preferred Stock.

From March 2003 through June 2003, the Company issued $662,500 5% and 6% convertible promissory notes (the “March Notes”) in varying amounts due October 31, 2004. A portion of the proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.  The March Notes including accrued interest are convertible into one (1) share of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions. From February, through April of 2004 note holders converted $587,500 of notes and $30,692 of accrued interest to 618,192 shares of Games common stock.

The fair value of the Company’s common stock exceeded the conversion price of the March Notes at the date of issuance.  Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $88,000.  The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the promissory notes.  During the year ended June 30, 2005 and 2004 the Company recorded a charge to interest relating to the beneficial conversion feature in the amount of $0 and $72,000 respectively.

During July 2003, the Company issued a $35,000 5% convertible promissory note. The promissory note including accrued interest is convertible into one (1) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.  In March of 2005 a note holder converted a $10,000 promissory note and accrued interest of $900 to 109 shares of Series A Convertible Preferred Stock.

As of June 30, 2005 there are two convertible notes that remain outstanding and were due in October 31, 2004, $75,000 bearing interest at 6% and $25,000 bearing interest at 5%. The Company is in the process of attempting to extend the terms of these Promissory Notes or convert them to equity.

NOTE I – NOTE PAYABLE

Note payable at June 30, 2005 is as follows:

The Company issued a non-interest bearing note payable in connections with the acquisition of Cards.com; interest is imputed at 6%; quarterly payments of $18,750 through June 30, 2008: includes debt discount $13,967 at June 30, 2005

$ 217,283

Less: current maturities	(81,250)

Note payable, less current maturities	$ 136,033

The future commitments as of June 30, 2005 for the periods ending June 30 of the following years are as follows:

For the Year Ending June 30, 2006	$81,250
For the Year Ending June 30, 2007	75,000
For the Year Ending June 30, 2008	75,000
Less: imputed interest expense	(13,967)

Total	$217,283

NOTE J – COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases office space under an operating lease.  Rent expense totaled approximately $134,000 and $137,000 for the years ended June 30, 2005 and 2004, respectively.

The future minimum rental commitments as of June 30, 2005 for the periods ending June 30 of the following years are:

2006	$100,182

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

On July 1, 2005, the Company entered into a three-year employment agreement with its President and Chief Executive Officer. The agreement provides for annual compensation of $393,750.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined. On June 30, 2005 the Company had an accrued liability of $50,203 due to the Chief Executive Officer.

On July 1, 2005, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Operating Officer. The agreement provides for annual compensation of $157,500.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined. On June 30, 2004 the Company had an accrued liability of $154,610 due to the Chief Operating Officer.

On October 1, 2003, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. The agreement currently provides for annual compensation of $183,750.  In addition, the agreement provide for bonus compensation up to a maximum of 50% of his annual compensation, which is determined by the Compensation Committee of the Board of Directors.  Pursuant to the employment agreement, the employee is entitled to receive a severance payment up to 2.99 times their annual compensation based upon the occurrence of certain events as defined.

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

For the
Year Ended
June 30,	Amount
2006	$ 735,000
2007	597,188
2008	551,250
Total	$1,883,438

1.  Payroll Taxes

At June 30, 2005, $478,096 of unpaid Federal and State payroll taxes (including interest and penalties) are included in accrued expenses.  The Company is negotiating with the Internal Revenue Service (“IRS”) regarding a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If they are unable to negotiate a payment plan the IRS could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

NOTE K – STOCKHOLDERS DEFICIENCY

COMMON STOCK

In July 2003, the Company issued 406,648 shares of common stock in a legal settlement of $165,000.

In December 2003 the Company settled an outstanding account payable in the amount of $1,604 for 4,472 shares of Games, Inc. common stock.

In January 2004 the Company issued to Chicago West Pullman, a related party, 400,000 shares of Games, Inc. common stock for $200,000 in services related to the Atari transaction. See Note F.

During the year ended June 30, 2004 the Company sold an aggregate of 2,902,000 shares of common stock for cash proceeds of $1,351,000.

In June 2004 the Company exchanged 452,150 of GameBanc stock for 452,150 of Games, Inc. stock. As of June 30, 2005 Games, Inc. owns 98.7% of GameBanc.

In the period between January and June of 2004 the Company converted $618,186 in convertible notes and accrued interest to 618,186 shares of common stock.

In the period between December 2003 and June 2004 the Company issued 1,290,000 shares of Games, Inc. common stock for goods and services in the amount of $639,850.

In March and April of 2004 the Company issued 320,000 shares into escrow for the benefit of its current Independent Directors. The Directors can acquire the shares of common stock at $0.50 per share. At June 30, 2005 the Directors purchased 117,000 of these shares for an aggregate purchase price of $58,500. In June of 2004 the Company issued 9,500 shares to Directors for $9,500 of Board of Directors fees.

During the year ended June 30, 2005, Games, Inc. issued 1,142,500 shares of common stock for $471,999 in gross proceeds.

During the year ended June 30, 2005, Games, Inc. issued 110,170 shares of common stock to settle accounts payable for $69,182.

During the year ended June 30, 2005, Games, Inc. issued 925,000 shares of common stock to the Company’s Executive Deferred Compensation plan in exchange for $462,500 in deferred and accrued salary to the officers of the Company. As of June 30, 2005, 223,558 shares have not been earned and therefore are not reflected as outstanding.

During the year ended June 30, 2005, Games, Inc. issued 250,000 shares of common stock to an employee for $125,000 to be placed in the Games, Inc. Deferred Compensation Plan as payment for a perpetual exclusive license to all games which the employee has developed or will develop during the term of his employment with Games.

During the year ended June 30, 2005, Games, Inc. issued 424,000 shares of common stock for various consulting services to the Company with the agreed upon value of the services to be $211,000. These services have been valued in accordance with the estimated fair value of services performed. Accordingly the Company has recorded the cost as deferred compensation and will expense as services are performed.

SERIES AA CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 31, 2003 the Company’s Board of Directors authorized the establishment of a new series of preferred stock designated as “Series AA Convertible Redeemable Preferred Stock”, $.001 par value per share (“Series AA Preferred Stock”). The Company authorized 30,250 shares of Series AA preferred stock.

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
			715,554

Redemption.

The Company may redeem the Series AA Preferred Stock at any time with 15 days written notice. The holder of Series AA Preferred Stock has the right, exercisable any time following March 29, 2004, upon written notice delivered to the Company, to require the Company to redeem an aggregate of 10,250 shares of Series AA Preferred Stock for a cash redemption price of $100 per share.  Additionally, the holder of Series AA Preferred Stock shall have the right, exercisable as of each of December 31, 2004 and December 31, 2005, upon written notice delivered to the Company at least 5 business days prior to these dates, to require the Company to redeem an aggregate of 10,000 shares of Series AA Preferred Stock per year for a cash redemption price of $100 per share. As a result of Atari’s demand for redemption, (see Note C), the Company has classified the 30,250 shares as a current liability. As a result of CWP’s guarantee, and in accordance with EITF 00-19, the Company has recorded the remaining shares as a current liability.

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

In March of 2005 the Company issued a new series of Preferred Stock designated as “Series A Convertible Redeemable Preferred Stock”, $.001 par value per share (“Series A Preferred Stock”).  The Company issued 21,521 shares of Series A Preferred Stock.

During the year ended June 30, 2005, Games, Inc. redeemed for cash 550 Series A Preferred shares for $23,000.

During the year ended June 30, 2005, the Company issued 12,258 shares of its Series A Preferred Stock for $1,225,800 in cash.

During the year ended June 30, 2005, issued 1,654 shares of its Series A Preferred Stock an accredited investor to settle accounts payable for $165,400.

During the year ended June 30, 2005, Games, Inc. issued 3,109 shares of its Series A Preferred Stock to two accredited investors to convert $310,900 in notes payable.

During the year ended June 30, 2005, Games, Inc. issued to the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns, its Chief Financial Officer 1,500 shares of Games, Inc Series A Preferred Stock through the Games, Inc. Deferred Compensation Plan at $100 per share.  As of June 30, 2005, 1,500 of these shares have not been earned and therefore are not reflected as outstanding.

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

Beneficial Conversion Feature.

Pursuant to EITF Issues No. 98-5 and D-98, the Company recorded a deemed dividend in the amount of $2,152,100 to reflect the beneficial conversion feature of the Series A Preferred Stock.

NOTE L - STOCK OPTIONS

In April 2004, the shareholders approved an amendment to its 2002 Long-Term Stock Incentive Plan (the "2002 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2002 Plan was increased to 7,160,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant.

The following summarizes the Company stock option transactions for the fiscal years ended June 30, 2005 and 2004:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding July 1, 2003	3,291,100	$0.98

Granted	1,801,500	$1.63
Exercised	--
Terminated	(1,432,100)	$0.82

Options outstanding at June 30, 2004	3,660,500	$1.38
Granted	6,291,458	$0.80
Exercised	--
Terminated	(3,482,319)	$1.73

Options outstanding at June 30, 2005	6,469,639	$0.62

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$0.47 - $1.50	6,469,639	9.2 years	2,791,306	$0.62

NOTE M – WARRANTS

In connection with the issuance of a private placement dated March 11, 2005, the Company issued warrants to purchase an aggregate of 5,251,124 shares of common stock exercisable at $0.80 per share. The warrants are immediately exercisable beginning March 11, 2005 for three years from their respective dates of issuance.

In addition, the Company issued a warrant to purchase 140,250 shares of common stock with an exercise price of $0.41 per share to a consultant on March 16, 2005. The warrants are immediately exercisable beginning March 16, 2005 for four years from the date of issuance.

NOTE N - LITIGATION AND CONTINGENCIES

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

The above lawsuit filed United States District Court, Southern District of New York, 04 Civ.3723 (JSR) (“the federal lawsuit”). The federal lawsuit concerns an Asset Purchase, Assignment and License Agreement between Games, Inc., and Atari Inc. (“the Agreement”), regarding the purchase by Games, Inc. of the web site www.games.com and the grant to Games, Inc. of an exclusive license for on line play of certain Atari and Hasbro games.  Each party has claimed that the other breached the Agreement.

By an Amended Judgment entered on June 20, 2005, the District Court ORDERED, ADJUDGED AND DECREED:  That for the reasons stated in the Court’s Memorandum Orders dated May 4, 2005 and May 27, 2005 respectively, Atari is entitled to the following damages:  (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004; (3) immediate redemption of 10,000 additional shares for $1 million; (4) the $50,000 bond that plaintiffs posted on May 19, 2004, to secure a temporary restraining order in this case is exonerated; (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million; (6) plaintiffs collectively are entitled to recoup their $150 filing fee; (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach; (8) the preliminary injunction is lifted; and 9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with Atari, Inc., and plaintiffs’ and defendants’ motions for reconsideration are in all other respects denied.

Pursuant to a Notice of Appeal filed on June 30 2005, Games, Inc. appealed the Amended Judgment and its constituent decisions.

The Company intends to vigorously appeal and defend this action.

Christopher Hunter v. The Lottery Channel, Inc.

Case Number 3:01CV390, United States District Court, Eastern District of Virginia, Richmond Division Suit filed June 25, 2001.

This is an action by a former employee and manager of Gameland.com site who sued the Company in Virginia District Court for bonus payments under his employment agreement.  Chris. Hunter obtained a default judgment against The Lottery Channel, Inc. at a time when the Company was attempting to negotiate and resolve his claims.

On August 27, 2003, the Company filed suit against Toadgames, Inc. (case number A0304323) a company incorporated by Chris Hunter. The Company alleges Toadgames, Inc. has misappropriated the Company’s trade secrets, including its games, data codes, designs, game play, format, scoring systems, instructions, marketing and promotional strategies. Toadgames and the Company reached an agreement with Games agreeing to pay Chris Hunter $12,000 on January 27, 2005 and two additional payments of $12,000 paid on April 20, 2005 and July 31, 2005 for a total $36,000 to settle the dispute.

Jones, Jensen & Harris v. Roger W. Ach II, Games, Inc., and The Lottery Channel, Inc.

Case Number 05VS078471H  State Court of Fulton County State of Georgia on March 5, 2005 Jones, Jensen & Harris sued to recover indebtedness of approximately $3,700 plus legal and court fees from the Company. On March 15, 2005, the Company paid $6,500 and the judgment was dismissed on March 23, 2005.

NOTE O – SALES CONCENTRATIONS

During the year ended June 30, 2005, the Company's revenues were generated from one customer that represented 10.1% of the company revenues. As of June 30, 2005, Company had no receivables from this customer.

During the years ended June 30, 2004, a significant portion of the Company's revenues were generated from four major customers.  Revenues to these customers represented approximately $63,000 (17.1%), $50,000 (13.6%), $44,000 (12.0%) and $40,000 (10.8%).  As of June 30, 2004, the total amounts due from these customers included in accounts receivable was $8,573.

NOTE P – SUBSEQUENT EVENTS

The Company is in a dispute with Data Return, LLC, a firm the Company contracted with in May 2004 for certain software and hardware requirements.  With the assistance of legal counsel,

 Games attempted to negotiate a settlement of this dispute, however on September 6, 2005 Data Return's counsel informed the Company’s attorney that they had filed suit against the Company in the Cook County, Illinois Circuit Court, seeking total damages of $516,118 plus attorneys' fees and costs.  The Company has not yet been formally served with this lawsuit, however.  Management believes its position is meritorious and that it intends to vigorously defend this matter.  At this time, we cannot predict the outcome to the Company in this matter, or if the outcome is adverse, the likely liability of the Company, if any.

From July 1, 2005 through September 28, 2005, Games, Inc. issued 2,000,000 shares of common stock for cash proceeds of $200,000.

On July 27, 2005 the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns its Chief Financial Officer each converted 4,500 shares of Games, Inc. Series A Preferred stock into 366,000 shares of Games, Inc. Common Stock. The Common stock is held in the Games, Inc. Deferred Compensation Plan.

On July 1, 2005 the Company issued 115,840 shares of common stock to satisfy $39,733 in preferred dividends to Series A preferred stockholders due July 1, 2005.

On August 3, 2005 the Company received a letter from a law firm purporting to represent a group of investors, pursuant to a certain Purchase Agreement dated February 2005 who invested $718,500 in the Series A Preferred Stock issuance by the Company. The letter from the investor group demands restitution and repayment of the amounts invested in the Company. The demand states that the Company misstated certain facts relating to the status of the Atari litigation. The Company has responded to the demand letter and believes all pertinent facts related to the Atari litigation had been made public prior to the sale of the Company’s Series A Preferred Stock. The Company has had no further communication from the investor group subsequent to the August 3rd letter. The Company believes there is no legal or factual basis for the demand for rescission of the investment the Company’s Series A Preferred Stock.

On August 12, 2005 the Company's President and CEO, Roger W. Ach, II, its Chief Operating Officer, Carol A. Meinhardt and Myles S. Cairns its Chief Financial Officer each acquired 750,000, 1,000,000 and 250,000 shares of Games, Inc. Common stock through Games, Inc. Deferred Compensation Plan at $0.10 per share.