Form 10QSB
period 2005-09-30
GAMES INC
filed 2005-11-23
CIK 1162093

U. S. Securities and Exchange Commission

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes (X)

No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes (  )

No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (  )

No (X)

As of November 18, 2005 there were 32,323,397 shares of the issuer’s Common Stock, $.001 par value per share, issued with 31,253,370 outstanding.

Transitional Small Business Disclosure Format (check one)

Yes (  )

No (X)

GAMES, INC.

Form 10-QSB Quarterly Report

INDEX

PART I.  FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

18

FORWARD-LOOKING STATEMENTS

18

OVERVIEW AND RECENT DEVELOPMENTS

18

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

25

REVENUE

25

COSTS AND EXPENSES

25

ITEM 3. CONTROLS AND PROCEDURES

28

PART II.  OTHER INFORMATION

29

ITEM 1.  LEGAL PROCEEDINGS

29

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

32

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

ITEM 5.  OTHER INFORMATION

32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

33

SIGNATURES

34

CERTIFICATIONS

35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Games, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

September 30, 2005

(unaudited)

Assets

Current assets:
Cash	$ 36,825
Accounts receivable – trade	11,959
Prepaid expense	24,000

Total current assets		$ 72,784

Property, equipment and software, net		85,413

Intangibles, net		160,124

Total assets		$318,321

Liabilities and Stockholders' Deficiency

Current liabilities:
Notes payable, net of debt discount of $6,760	$ 81,250
Line of credit – related party	460,000
Convertible promissory note	100,000
Accounts payable and accrued liabilities	1,191,329
Due to related parties	36,346
Accrued officers salaries	55,381
Accrued litigation and judgments including accrued interest of $399,876; see Note C	3,554,134
Series AA Convertible Redeemable Preferred stock, issued for deposit on Games.com assets, (aggregate liquidation preference of $3,025,000) including accrued interest of $198,727; see Note C	3,223,727
Total current liabilities		$ 8,702,167

Note payable, net of current maturities and debt discount of $5,096		119,393
Total liabilities		8,821,560

Commitments and contingencies

Stockholders' deficiency
Series A Convertible Redeemable Preferred stock, $0.001 par value, 50,000 shares authorized; 17,021 issued and 16,655 outstanding (aggregate liquidation preference of $1,702,100)	17
Common stock, $0.001, 65,000,000 shares authorized,
31,798,397 issued and 30,645,454 shares outstanding	31,798
Additional paid-in capital	41,778,260
Deferred compensation	(291,520)
Accumulated deficit	(49,978,490)
Less treasury stock, at cost 14,500 shares	(43,304)
Stockholders' deficiency		(8,503,239)
Total liabilities and stockholders’ deficiency		$ 318,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended	Three months ended
	September 30, 2005	September 30, 2004

Revenues	$ 99,506	$ 79,579
Cost of revenues	40,633	98,699

Gross profit (loss)	58,873	(19,120)

Operating expenses:
Selling, general and administrative expenses, including stock- based compensation of $17,437 and $157,136 in 2005 and 2004, respectively	671,405	653,411
Operating loss	(612,532)	(672,531)

Interest expense	(176,782)	(13,345)

Net loss	(789,314)	(685,876)

Dividends on Series A convertible redeemable preferred stock	(33,814)	--

Net loss attributable to common stockholders	$(823,128)	$(685,876)

Per Share Information:
Weighted average common shares outstanding -
basic and diluted	28,757,332	23,796,810

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended
	September 30, 2005	September 30, 2004
Net cash flows from operating activities:
Net cash used in operating activities	$(608,093)	$(323,194)

Cash flows from investing activities:
Purchase of equipment	(1,605)	--

Cash flows from financing activities:
Repayments on long-term debt	(18,750)	(21,500)
Repayments of due to related parties	(4,800)	(5,875)
Borrowings under line of credit – related party	460,000	--
Proceeds from issuance of common stock	200,000	332,000
Net cash provided by financing activities	636,450	304,625

Net increase (decrease) in cash	26,752	(18,569)

Cash at beginning of period	10,073	33,067

Cash at end of period	$ 36,825	$ 14,498

Cash paid for:
Interest	$ --	$ 7,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Games, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Games, Inc. (“Games” or the “Company”) along with its majority owned subsidiary Lottery Corporation, formerly GameBanc, Inc. is a technology company operating in the area of interactive entertainment, primarily focused on Government Sponsored Lotteries and Internet Games. In August of 2005 the Company changed the name of its subsidiary to Lottery Corporation to better reflect the nature of its business.

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

The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of September 30, 2005 and for the three months ended September 30, 2005 and 2004, are unaudited.  The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is the opinion of management that these statements include all normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of September 30, 2005 and for all periods presented.

Operating results for the three month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.  The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2005.

NOTE B – GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $823,128 and $685,876 for the three months ended September 30, 2005 and September 30, 2004. Current liabilities of $8,702,167 at September 30, 2005 exceed current assets of $72,784 by $8,629,383. At September 30, 2005, the Company has a stockholders’ deficiency in the amount of $8,503,239.

At September 30, 2005, $547,917 of unpaid Federal and State payroll taxes (including interest and penalties) are included in accrued expenses.  The Company is negotiating with the Internal Revenue Service (“IRS”) regarding a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If the Company is unable to negotiate a payment plan, the IRS could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

Management of the Company is developing a plan to license the sale of lottery tickets online and to further develop its internet games web sites.  In addition, the Company is seeking to raise equity capital to fund and expand its operations in addition to fund acquisitions.

Management believes that by (i) obtaining a license to sell lottery tickets online and (ii) if they are successful in obtaining additional equity capital to fund potential acquisitions, the cash flows would be sufficient to fund operations through the near term.  However, there can be no assurance that the Company will be successful in its attempts to obtain a license to sell lottery tickets online, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations.  Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

NOTE C – LITIGATION - ATARI, INC.

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note H), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. On net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

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

The Notice of Default issued by Games, Inc. pertained to the Asset Purchase Agreement dated December 31, 2003 which grants the Company exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (Licensed Products). Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the default, Games refused to pay the additional $3 million in advance royalties on these licenses and refused to redeem 10,250 shares of the Series AA Preferred Stock, until the matter is satisfactorily resolved.  On May 3, 2004 Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

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

Pursuant to a Notice of Appeal filed on June 30, 2005, Games, Inc. appealed the Amended Judgment and its constituent decisions.  This appeal is pending before the United States Court of Appeals for the Second Circuit.

The Company intends to vigorously appeal and defend this action. However there can be no assurance that the Company will be successful in the action with Atari and even if the Company is successful there can be no assurance that the Company will retain the URL Games.com.

As a result of the Judgment, the assets, which include the Games.com URL and the Licensed Products, which had been classified as a long-term assets as “deposit on Games.com assets”

were considered impaired. Accordingly, the Company recorded a charge for impairment expense in the amount of $3,214,583 for the year ended June 30, 2005.

At September 30, 2005, the liabilities related to this litigation recorded on the balance sheet consisted of the following:

Series AA Preferred Stock immediately redeemable

$2,025,000

Series AA Preferred Stock redeemable December 29, 2005

1,000,000

Accrued interest at 9% from April 30, 2004

     198,727

  Total Series AA Preferred Stock recorded as a current liability

3,223,727

Court order immediately payable to Atari

3,154,258

Accrued interest at 9% from April 30, 2004

     399,876

Accrued litigation and judgments

3,554,134

   Total liability recorded to Atari, Inc. at September 30, 2005

$6,777,861

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Sources

Total revenues for the three months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30, 2005		Three months ended September 30, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 51,459	52%	$30,972	39%
2. Lottery services	35,840	36%	35,803	45%
3. Subscriptions and fees	12,207	12%	12,804	16%
Total	$99,506	100%	$79,579	100%

Net Loss Per Share

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

In accordance with Emerging Issues Task Force, (“EITF”), Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," the Company uses the two-class method to calculate the effect of the participating Series A Convertible Preferred Stock, (“Series A Preferred Stock”), and Series AA Convertible Redeemable Preferred Stock on the calculation of basic EPS and the if-converted method is used to calculate the effect of the participating Series A Preferred Stock and Series AA Preferred Stock on diluted EPS.  The adoption of EITF Issue No. 03-6 did not require any changes to the Company's calculation of EPS.

The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	September 30,
	2005	2004
Options	6,469,639	4,160,500
Warrants	5,391,374	--
Series AA Preferred Stock	715,554	715,554
Series A Preferred Stock	4,153,124	55,000
Convertible notes	100,000	120,000
Total	16,829,691	5,051,054

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

	Three months ended September 30,
	2005	2004
Net loss attributable to common stockholders as reported	$(823,128)	$(685,876)

Add: stock-based employee compensation expense determined under the intrinsic value method	--	--
Less: stock-based employee compensation expense determined under fair value-based methods for all awards	(1,529,250)	(4,150)

Pro forma net loss	$(2,352,378)	$(690,026)

Pro forma net loss per share- Basic and diluted	$(0.08)	$(0.03)

Pro forma Information:

The fair value for the fiscal 2005 and 2004 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0.20 and $1.75 respectively per share with the following weighted-average assumptions.

Assumptions	2005	2004

Risk-free rate	4.2%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company's Common Stock	233.7%	286.8%

Average life	9.2 years	3.4 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The following summarizes the stock option transactions for the three months ended September 30, 2005:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at July 1, 2005	6,469,639	$ 0.62
Granted	55,000	0.20
Exercised	--	--
Terminated	--	--

Options outstanding at September 30, 2005	6,524,639	$ 0.61

	Options Outstanding		Options Exercisable
Weighted
		Average		Weighted
Range of		Remaining		Average
Exercise	Number	Contractual	Number	Exercise
Prices	Outstanding	Life	Exercisable	Price
$0.20 - $1.50	6,524,639	9.2 years	5,523,806	$0.62

New Accounting Pronouncements

In September of 2005 the Emerging Issues Task Force, (“EITF”), reached the following consensuses:

•

The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

•

The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

•

Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The consensuses become effective for reporting periods ending after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE E - CONVERTIBLE PROMISSORY NOTES

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

As of September 30, 2005 there are two convertible notes that remain outstanding and were due in October 31, 2004, $75,000 bearing interest at 6% and $25,000 bearing interest at 5%. The Company is in the process of attempting to extend the terms of these Promissory Notes or convert them to equity.

NOTE F – NOTE PAYABLE

Note payable at September 30, 2005 is as follows:

The Company issued a non-interest bearing note payable in connections with the acquisition of Cards.com; interest is imputed at 6%; quarterly payments of $18,750 through June 30, 2008: includes debt discount $11,857 at September 30, 2005

$ 200,643

Less: current maturities	(81,250)

Note payable, less current maturities	$ 119,393

The future commitments as of September 30, 2005 for the periods ending June 30 of the following years are as follows:

For the year ending June 30, 2006	$62,500
For the year ending June 30, 2007	75,000
For the year ending June 30, 2008	75,000
Less: imputed interest expense	(11,857)
Total	$200,643

NOTE G – LINE OF CREDIT – RELATED PARTY

On October 2, 2005, Games, Inc. entered into a one-year $500,000 borrowing facility with a shareholder.  Interest of 5% per annum is payable semi-annually.  The facility is secured by substantially all of the equipment, intellectual property and other assets of the Company and its subsidiaries.  The Company received advances on this line in August and September of 2005 totaling $460,000.

NOTE H- LITIGATION AND CONTINGENCIES

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

For a description of this litigation see Note C – Deposit on Games.com Assets.

The Company is also in a dispute with Data Return, LLC, a firm the Company contracted with in May 2004 for certain software and hardware requirements.  With the assistance of legal counsel, Games attempted to negotiate a settlement of this dispute, however on September 6, 2005 Data Return's counsel informed the Company’s attorney that they had filed suit against the Company in the Cook County, Illinois Circuit Court, seeking total damages of $516,118 plus attorneys' fees and costs.  The Company has not yet been formally served with this lawsuit, however.  Management believes its position is meritorious and that it intends to vigorously defend this matter.  At this time, the Company cannot predict the outcome in this matter, or if the outcome is adverse, the likely liability of the Company, if any.

In the ordinary course of conducting its business, the Company has become subject to additional litigation and claims regarding various matters.  There exists a reasonable possibility that the Company will not prevail in all cases.  However, sufficient uncertainty exists in these cases to prevent the Company from determining the amount of its liability, if any.

NOTE I – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the three months ended September 30, 2005, Games, Inc. issued 2,000,000 shares of common stock for $200,000 in gross proceeds to six accredited investors, one of these investors who is a member of Games Board of Directors acquired 50,000 shares for $5,000.

During the three months ended September 30, 2005, Games, Inc. issued 147,500 shares of common stock for compensation of the Board of Directors in the amount of $29,500.

During the three months ended September 30, 2005, Games, Inc. issued 2,000,000 shares of common stock to the Company’s Executive Deferred Compensation Plan in exchange for $200,000 in deferred and accrued salary to the officers of the Company. As of September 30, 2005, 355,885 of these shares have not been earned and therefore are not reflected as outstanding.

During the three months ended September 30, 2005, Games, Inc. exchanged 4,500 of Series A Convertible Redeemable Preferred Stock for 1,098,000 shares of common stock.

During the three months ended September 30, 2005, Games, Inc. cancelled 132,945 shares of common stock issued in 2002 that were issued and outstanding for services that were never performed.

During the three months ended September 30, 2005, Games, Inc. issued 115,840 shares of common stock to pay $39,733 in dividends on Series A Convertible Redeemable Preferred Stock.

Series A Convertible Redeemable Preferred Stock

At September 30, 2005 there are 17,021 Series A Convertible Redeemable  Preferred shares issued; each share of Series A Convertible Redeemable  Preferred Stock has the following characteristics:

Dividends.

The Preferred Stock shall have a 6% coupon to be paid in cash or common stock at the Company’s option on the first day of each quarter.

Liquidation Preference.

The holder of each outstanding share of Series A Convertible Redeemable Preferred Stock shall be entitled to receive, a liquidation preference in the amount of $100 per share subject to certain restrictions (as defined).

Voting Rights.

The holders of Series A Convertible Redeemable Preferred Stock shall not have voting rights.

Conversion.

The holders of the Series A Convertible Redeemable Preferred Stock shall have conversion rights as follows:

Each share of its Series A Convertible Redeemable Preferred Stock is immediately convertible into 244 shares of common stock, or $0.41 per share.

Warrant.

Each share also carries a three year warrant to purchase an additional 244 shares of common stock at $0.80 per share. At September 30, 2005 there are 5,391,374 warrants issued and outstanding.

The Company also agreed to register for resale the shares of common stock as well as the shares issued upon exercise of the warrants. The registration statement must be declared effective no later than 120 days after the closing, on March 11, 2005. If the Company fails to meet these registration obligations as required under the terms of the Agreements, the Company will be obligated to make certain cash damage payments to the investors. At September 30, 2005, the registration obligations have not been met, and the Company has accrued $46,000 for this obligation.

Beneficial Conversion Feature.

Pursuant to EITF 98-5, the Company recorded a deemed dividend in the amount of $2,152,100 to reflect the beneficial conversion feature of the Series A Convertible Redeemable Preferred Stock at the time of issuance.

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

At September 30, 2005 the Company has classified the Series AA Redeemable Preferred Stock as a liability, see Note C.

NOTE J – SUBSEQUENT EVENTS

On October 18, 2005 the Company issued 275,000 shares of common stock valued at $27,500 for consulting services related to the lottery operations.

On October 21, 2005 the issued 250,000 shares of common stock to an accredited investor for $25,000 in cash.

On October 25, 2005, the Board of Directors of Games, Inc. voted to approve a plan to spin off the shares of Lottery Corporation to its shareholders. The Lottery Corporation shares will be distributed as a stock dividend, with each Games Inc. shareholder receiving one share of the new corporation for each four shares of Games Inc. held on the Record Date, rounded up to the nearest whole share.  The Company has not set a record date for the transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the following discussion and analysis in this Form 10-QSB and other materials filed by the company with the Commission contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements that are not historical facts are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. Statements relating to the future anticipated direction of the industry, plans for future expansion, various business development activities, planned capital expenditures, future funding sources, anticipated sales and potential contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Games. These risks and uncertainties include, but are not limited to, those relating to development and expansion activities, dependence on existing management, financing activities, domestic and global economic conditions, changes in federal or state tax laws and market competition factors. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

The Company owns the following games and entertainment sites:

www.gameland.com, www.skillmoney.com, and www.cards.com. On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note H), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. On net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

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

The Notice of Default issued by Games, Inc. pertained to the Asset Purchase Agreement dated December 31, 2003 which grants the Company exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (Licensed Products). Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the default, Games refused to pay the additional $3 million in advance royalties on these licenses and refused to redeem 10,250 shares of the Series AA Preferred Stock, until the matter is satisfactorily resolved.  On May 3, 2004 Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

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

Pursuant to a Notice of Appeal filed on June 30, 2005, Games, Inc. appealed the Amended Judgment and its constituent decisions.  This appeal is pending before the United States Court of Appeals for the Second Circuit.

The Company intends to vigorously appeal and defend this action. However there can be no assurance that the Company will be successful in the action with Atari and even if the Company is successful there can be no assurance that the Company will retain the URL Games.com.

As a result of the Judgment, the assets, which include the Games.com URL and the Licensed Products, which had been classified as a long-term assets as “deposit on Games.com assets” were considered impaired. Accordingly, the Company recorded a charge for impairment expense in the amount of $3,214,583 for the year ended June 30, 2005.

At September 30, 2005, the liabilities related to this litigation recorded on the balance sheet consisted of the following:

Series AA Preferred Stock immediately redeemable

$2,025,000

Series AA Preferred Stock redeemable December 29, 2005

1,000,000

Accrued interest at 9% from April 30, 2004

     198,727

  Total Series AA Preferred Stock recorded as a current liability

  3,223,727

Court order immediately payable to Atari

3,154,258

Accrued interest at 9% from April 30, 2004

    399,876

Accrued litigation and judgments

3,554,134

   Total liability recorded to Atari, Inc. at September 30, 2005

$6,777,861

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

In recent years, lotteries have been faced with jackpot fatigue and an aging demographic.  Enabling electronic fulfillment of lottery products will open this market to a younger more affluent demographic that is comfortable with making purchases over the Internet.  The graphic capabilities available over the Internet will also enhance the play value of the instant ticket games and will offer the customer a higher play value.  Underage play is a significant concern to both the Company and to government-sponsored lotteries.  The Company has developed systems that will ensure that lottery products are not accessible to minors.

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

(i)

Game Development and licensing fees—The Company has developed and is continuing development work on new “on-line” lottery games which it will offer to lottery jurisdictions for a licensing fee.  A provisional patent application has been filed for one game and a patent application is being explored for a second game.

(ii)

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

(iii)

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

(iv)

Account Fees—Players who register to purchase lottery tickets through the Company’s software will be asked to set up an account prior to the purchase of these tickets.  The Company would collect interest on the monies in the account.

(v)

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

The Board of Directors of Games, Inc. voted on October 25, 2005 to spin off the shares of Lottery Corporation to its shareholders, both to better recognize the value inherent in those shares and to unlock shareholder value.

The Lottery Corporation shares will be distributed as a stock dividend, with each Games, Inc. shareholder receiving one share of Lottery for each four shares of Games Inc. held on the Record Date, rounded up to the nearest whole share, the Company has not set a record date for the transaction.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

Revenue of $99,506 for the three months ended September 30, 2005 was $19,927 or approximately 25% greater than the same period in the prior year.  The Company’s revenues are recognized as earned and tend to fluctuate based on contracts negotiated for advertising and services. Lottery subscription and fees fluctuate with traffic to the web site and increases as the payout for Powerball and Mega Millions, which are large multi-state lotteries in the United States, rises with larger jackpots and drops when they are reset restarting the cycle. The increase in advertising revenue is due to an increased customer base generating more contracts, revenue for lottery services and lottery subscription accounts being sold was relatively flat with an increase of $37 for lottery services and subscription sales declined by $822 from the same period in the prior year.

	Three months ended September 30, 2005		Three months ended September 30, 2004
Revenue Source	Amount	Percent of Total	Amount	Percent of Total
1. Advertising	$ 51,459	52%	$ 30,972	39%
2. Lottery services	35,840	36%	35,803	45%
3. Subscriptions and fees	12,207	12%	12,804	16%
Total	$ 99,506	100%	$79,579	100%

COSTS AND EXPENSES

During the three months ended September 30, 2005, the cost of revenues decreased by $58,066 to $40,633 or approximately 59% less than the $98,699 for the three months ended September 30, 2004. This decrease is due to terminating a hosting and services contract the Company entered into for the Games.com website totaling $58,635 per quarter.

The Company incurred operating expenses of $671,405 for the three months ended September 30, 2005. This represents an increase of $17,994 or approximately 3% greater than operating expenses for the three months ended September 30, 2004 of $653,411. The increase is primarily due to increased amortization of $10,589 of game license cost, this was offset by a reduction in depreciation expense of $11,177. Depreciation and amortization expenses were $37,475 compared to $38,063 in the prior period, depreciation expenses were reduced due to assets being fully depreciated. Sales, general and administrative expenses were increased by $18,582 or approximately 3% greater than the three months ended September 30, 2004, as a result of increased professional fees and services.

Interest expense increased by $163,437 to $176,782 or approximately 1,225% for the three months ended September 30, 2005 compared to $13,345 for the three months ended September 30, 2004. The increase relates to approximately $46,000 for accrued payments due to investors for failing to meet certain registration obligations for the Series A Convertible Preferred Stock, which require certain cash damage payments to the investors until the registration obligations are satisfied and $120,247 accrued interest for the Atari litigation, see Note C.

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

At September 30, 2005, the Company had a cash balance of $36,825. Current liabilities at September 30, 2005 were $8,702,167 with current assets of $72,784. Total assets at September 30, 2005 were $318,321 with total liabilities of $8,821,560.

The Company has $36,346 in amounts due to related parties as of September 30, 2005.

As of September 30, 2005, the Company had $547,917 of unpaid Federal and State payroll taxes (including interest and penalties) included in current liabilities.  The Company is negotiating with the Internal Revenue Service (“IRS”) regarding a payment plan.  There can be no assurance that the Company will be able to negotiate a payment plan with the IRS.  If the Company is unable to negotiate a payment plan, the IRS could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

Net cash used in operating activities was $608,093 for the three month period ended September 30, 2005 compared to $323,194 for the three month period ended September 30, 2004, an increase of $284,899. The cash used by operating activities during the three months ended September 30, 2005 was primarily related to a net loss of $789,314. This amount was partially offset by depreciation and amortization of $68,723, amortization of debt discount of $2,110, decreased accounts payable of $23,468, accrued officer’s salaries of $47,230 and common stock issued for services and deferred compensation in the amount of $17,437. Net operating cash was used by increased prepaid expenses of $15,037.

Net cash used in investing activities was $1,605 for the three months ended September 30, 2005 compared to none for the three month period ended September 30, 2004, an increase of $1,605. The Company acquired fixed assets of $1,605 during the period.

Net cash provided by financing activities of $636,450 for the three months ended September 30, 2005 included proceeds from the issuance of common stock of $200,000 for cash and an advance of $460,000 on a line of credit that the Company was negotiating during the period.

Our Outstanding Convertible Notes

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

Under the Asset Purchase Agreement and License and Royalty Agreement, Games is committed to paying Atari, Inc. (i) $3,025,000 for the redemption of 30,250 shares of Series AA Convertible Redeemable Preferred Stock and (ii) $3,000,000 in cash for prepaid royalties. In the Amended Judgment in favor of Atari on June 20, 2005 the Company is also obligated to pay interest and other costs totaling $752,861 as of September 30, 2005. Chicago West Pullman, LLC has given Atari their guarantee to complete the funding if Games is unable to fund this obligation.

The Company is currently developing and refining its acquisition and expansion strategy. If the Company expands more rapidly than currently anticipated, if its working capital needs exceed its current expectations, or if the Company is able consummate an acquisition, the Company will need to raise additional capital from equity or debt sources. The Company cannot be sure that it will be able to obtain the additional financings to satisfy its cash requirements or to implement its growth strategy on acceptable terms or at all. The Company’s ability to raise capital in the future may be difficult. If the Company cannot obtain such financings on acceptable terms, its ability to fund its planned business expansion and to fund its on-going operations will be materially adversely affected. If the Company incurs debt, the risks associated with its business and with owning its common stock could increase. If the Company raises capital through the sale of equity securities, the percentage ownership of its stockholders will be diluted. In addition, any new equity securities may have rights, preferences, or privileges senior to those of the Company’s common stock.

Management believes that the Company will need the following cash to fund operations during the next 12 months:

Atari payments (See Note C)
Redemption of 30,250 shares of Series AA Preferred Stock	$ 3,223,727
Atari litigation	3,554,134

Cash needed to fund settlement of federal and state payroll taxes	547,917

Cash needed to fund operations	2,500,000

Total	$9,825,778

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

Our independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed us and our Audit Committee of the Board of Directors that in connection with their audit of our financial results for the fiscal year ended June 30, 2005, M&K had discovered conditions which they deemed to be significant deficiencies, (as defined by standards established by the Public Company Accounting Oversight Board) in our financial statement closing process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiencies related to the performance of processes and procedures for the period end closing process and its review by internal accounting personnel and still existed at September 30, 2005.  Management has informed M&K and the Audit Committee that it will modify its controls over the financial statement closing process to prevent reoccurrences of this deficiency and will continue to monitor the effectiveness of these actions and will make any other changes or take such additional actions as management determines to be appropriate.

Management does not believe that the above significant deficiency affected the results of the quarter ended September 30, 2005 or any prior period.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Current Litigation

Games, Inc.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

On December 31, 2003, Games entered into an Asset Purchase Agreement, Assignment and License Agreement (“Asset Purchase Agreement”) to purchase from Atari, Inc., (“Atari”), (i) the www.Games.com domain name, (“URL”) and certain related assets for a purchase price of $1,125,000 payable in $100,000 cash and 10,250 shares of Series AA Preferred Stock valued at $1,025,000 (See Note H), and  in connection therewith entered into a  five (5) year royalty agreement which provides initial consideration of 20,000 shares of Series AA Preferred Stock valued at $2,000,000.  Furthermore, the Company is committed to additional minimum royalty payments over the five year term of the agreement of $3,000,000 for total consideration of $5,000,000, (“Prepaid Royalty”). Royalties are subdivided into two types:  (a) royalties against which the Company may recoup against the Prepaid Royalty and (b) royalties that the Company pays, throughout the 5 year term of the agreement, beginning with the first dollar of net sales against which the Company may not apply against the Prepaid Royalty.  Net sales from Licensed Products, (defined below), modified by the Company, will have an 8% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. On net Sales from Atari-provided Licensed Products, the Company shall pay an 18% recoupment-eligible royalty and, in addition, a 2% recoupment-ineligible royalty. The Asset Purchase Agreement in its entirety $6,025,000 has been guaranteed by CWP.

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

The Notice of Default issued by Games, Inc. pertained to the Asset Purchase Agreement dated December 31, 2003 which grants the Company exclusive rights to the URL www.Games.com and all online versions of the Hasbro games (as defined), reserving to the licensor rights to “downloadable” versions of the games (Licensed Products). Online versions of Licensed Products have appeared on several sites including www.Zone.com, www.Real.com, and www.Shockwave.com.

The Company believes this resulted in an event of default being called on Atari pertaining to the property and rights with respect to the Games.com licenses, as they pertain to Licensed Products being distributed in the market by Atari.

Pursuant to the default, Games refused to pay the additional $3 million in advance royalties on these licenses and refused to redeem 10,250 shares of the Series AA Preferred Stock, until the matter is satisfactorily resolved.  On May 3, 2004 Atari issued to Games, Inc. a notice of default regarding the non-payment of the $3,000,000 and non-redemption of the 10,250 shares of Series AA Preferred Stock.

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

Pursuant to a Notice of Appeal filed on June 30, 2005, Games, Inc. appealed the Amended Judgment and its constituent decisions.  This appeal is pending before the United States Court of Appeals for the Second Circuit.

The Company intends to vigorously appeal and defend this action. However there can be no assurance that the Company will be successful in the action with Atari and even if the Company is successful there can be no assurance that the Company will retain the URL Games.com.

As a result of the Judgment, the assets, which include the Games.com URL and the Licensed Products, which had been classified as a long-term assets as “deposit on Games.com assets” were considered impaired. Accordingly, the Company recorded a charge for impairment expense in the amount of $3,214,583 for the year ended June 30, 2005.

At September 30, 2005, the liabilities related to this litigation recorded on the balance sheet consisted of the following:

Series AA Preferred Stock immediately redeemable

$2,025,000

Series AA Preferred Stock redeemable December 29, 2005

1,000,000

Accrued interest at 9% from April 30, 2004

     198,727

  Total Series AA Preferred Stock recorded as a current liability

3,223,727

Court order immediately payable to Atari

3,154,258

Accrued interest at 9% from April 30, 2004

     399,876

Accrued litigation and judgments

3,554,134

   Total liability recorded to Atari, Inc. at September 30, 2005

$6,777,861

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock

During the three months ended September 30, 2005, Games, Inc. issued 2,000,000 shares of common stock for $200,000 in gross proceeds to six accredited investors, one of these investors who is a member of Games Board of Directors acquired 50,000 shares for $5,000.

During the three months ended September 30, 2005, Games, Inc. issued 147,500 shares of common stock for compensation of the Board of Directors in the amount of $29,500.

During the three months ended September 30, 2005, Games, Inc. issued 2,000,000 shares of common stock to the Company’s Executive Deferred Compensation Plan in exchange for $200,000 in deferred and accrued salary to the officers of the Company. As of September 30, 2005, 355,885 of these shares have not been earned and therefore are not reflected as outstanding.

During the three months ended September 30, 2005, Games, Inc. exchanged 4,500 shares of Series A Convertible Redeemable Preferred Stock for 244 shares of common stock for a total of 1,098,000 shares.

During the three months ended September 30, 2005, Games, Inc. cancelled 132,945 shares of common stock issued in 2002 that were issued for services that were never rendered.

During the three months ended September 30, 2005, Games, Inc. issued 115,840 shares of common stock to pay $39,733 in dividends on Series A Convertible Redeemable Preferred Stock.

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

ITEM 5.  OTHER INFORMATION

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

Current report, items 8.01 and 9.01	July 1, 2005
Current report, items 3.02 and 8.01	August 12, 2005
Current report, items 8.01 and 9.01	August 31, 2005
Current report, items 2.02 and 9.01	September 30, 2005
Current report, items 1.01 and 5.02	October 5, 2005
Current report, items 7.01 and 9.01	October 26, 2005

GAMES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended September 30, 2005.

GAMES, INC.

By:  /s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

By:  /s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Date:  November 22, 2005

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

Date:  November 22, 2005

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

Date:  November 22, 2005

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger W. Ach, II, Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger W. Ach, II

Roger W. Ach, II

Chief Executive Officer

November 22, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Games, Inc. and Subsidiary (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myles S. Cairns, Chief Financial Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myles S. Cairns

Myles S. Cairns

Chief Financial Officer

November 22, 2005